Form 10-Q
period 2021-09-30
Tenaya Therapeutics, Inc.
filed 2021-11-10
CIK 1858848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2021, the registrant had 41,281,210 shares of common stock, $0.0001 par value per share, outstanding.

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
•

the timing, scope and likelihood of regulatory filings and approvals, including timing of investigational new drugs (“INDs”), clinical trial applications (“CTAs”), Food and Drug Administration (“FDA”) approvals, and final regulatory approval of our current product candidates and any other future product candidates;

•	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
•	our manufacturing, commercialization, and marketing capabilities and strategy and the timing of our facilities becoming operational;
•	our plans relating to commercializing our product candidates, if approved;
•	the need to hire additional personnel and our ability to attract and retain such personnel;
•	our competitive position and the success of competing therapies that are or may become available;
•	our plans relating to the further development of our product candidates, including additional indications and targets we may pursue;
•	the impact of existing laws and regulations and regulatory developments in the United States, Europe and other jurisdictions;
•	our expectations regarding the effects of the COVID-19 pandemic on our business, including our preclinical studies and clinical trials;
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

•	the rate and degree of market acceptance and clinical utility of our current product candidates and other product candidates we may develop;
•	our estimates regarding expenses, operating losses, future revenue, capital requirements and needs for additional financing;
•	our financial performance;
•

the period over which we estimate our existing cash, cash equivalents and investments in marketable securities will be sufficient to fund our future operating expenses and capital expenditure requirements; and

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TENAYA THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands)

	September 30,	December 31,
	2021	2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$117,077	$128,535
Investments in marketable securities	163,388	—
Prepaid expenses and other current assets	4,357	1,429
Total current assets	284,822	129,964
Property and equipment, net	30,891	17,185
Operating lease right-of-use assets	12,006	—
Restricted cash, non-current	547	547
Other non-current assets	3,528	465
Total assets	$331,794	$148,161
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,171	$1,017
Accrued expenses and other current liabilities	5,607	3,161
Deferred rent and other lease liabilities, current	—	863
Operating lease liabilities, current	1,914	—
Total current liabilities	13,692	5,041
Deferred rent and other lease liabilities, non-current	—	3,662
Operating lease liabilities, non-current	14,307	—
Other non-current liabilities	96	19
Total liabilities	28,095	8,722
Commitments and contingencies (Note 6)
Convertible preferred stock	—	220,754
Stockholders’ equity (deficit):
Common stock	4	—
Additional paid-in capital	433,112	1,584
Notes receivable from stockholders	(12)	(87)
Accumulated other comprehensive loss	(23)	—
Accumulated deficit	(129,382)	(82,812)
Total stockholders’ equity (deficit)	303,699	(81,315)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$331,794	$148,161

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$12,944	$8,480	$33,440	$22,735
General and administrative	5,356	1,972	13,202	5,855
Total operating expenses	18,300	10,452	46,642	28,590
Loss from operations	(18,300)	(10,452)	(46,642)	(28,590)
Other income (expense), net:
Interest income	23	7	41	82
Change in fair value of convertible preferred stock tranche liability	—	151	—	75
Other income (expense), net	15	(1)	31	356
Total other income (expense), net	38	157	72	513
Net loss before income tax expense	(18,262)	(10,295)	(46,570)	(28,077)
Income tax expense	—	—	—	—
Net loss	(18,262)	(10,295)	(46,570)	(28,077)
Other comprehensive loss:
Unrealized loss on marketable securities	(23)	—	(23)	—
Comprehensive loss	$(18,285)	$(10,295)	$(46,593)	$(28,077)
Net loss per share, basic and diluted	$(0.68)	$(10.29)	$(4.75)	$(29.65)
Weighted-average shares used in computing net loss per share, basic and diluted	26,895,716	1,000,052	9,808,162	947,009

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Notes Receivable from	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stockholders	Loss	Deficit	(Deficit)
Balance as of January 1, 2021	24,493,528	$220,754	1,210,306	$—	$1,584	$(87)	$—	$(82,812)	$(81,315)
Issuance of Series C convertible preferred stock, net of issuance costs of $20	1,608,750	19,981	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	12,508	—	29	—	—	—	29
Repurchase of common stock related to early exercise of options	—	—	(365)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	9	—	—	—	9
Stock-based compensation	—	—	—	—	432	—	—	—	432
Net loss	—	—	—	—	—	—	—	(13,098)	(13,098)
Balance as of March 31, 2021	26,102,278	$240,735	1,222,449	$—	$2,054	$(87)	$—	$(95,910)	$(93,943)
Issuance of common stock upon exercise of stock options	—	—	12,173	—	31	—	—	—	31
Repurchase of common stock related to early exercise of options	—	—	(11,980)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	9	—	—	—	9
Notes receivable from stockholders	—	—	—	—	—	75	—	—	75
Stock-based compensation	—	—	—	—	502	—	—	—	502
Net loss	—	—	—	—	—	—	—	(15,210)	(15,210)
Balance as of June 30, 2021	26,102,278	$240,735	1,222,642	$—	$2,596	$(12)	$—	$(111,120)	$(108,536)
Conversion of convertible preferred stock to common stock upon completion of initial public offering	(26,102,278)	(240,735)	26,102,278	3	240,732	—	—	—	240,735
Issuance of common stock upon initial public offering, net of issuance costs of $18,459	—	—	13,800,000	1	188,540	—	—	—	188,541
Issuance of common stock upon exercise of stock options	—	—	160,096	—	268	—	—	—	268
Repurchase of common stock related to early exercise of options	—	—	(4,614)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	8	—	—	—	8
Stock-based compensation	—	—	—	—	968	—	—	—	968
Other comprehensive loss	—	—	—	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	—	—	—	(18,262)	(18,262)
Balance as of September 30, 2021	—	$—	41,280,402	$4	$433,112	$(12)	$(23)	$(129,382)	$303,699

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Notes Receivable from	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stockholders	Loss	Deficit	(Deficit)
Balance as of January 1, 2020	11,403,077	$73,042	1,193,488	$—	$764	$(86)	$—	$(44,417)	$(43,739)
Issuance of Series B convertible preferred stock, net of issuance costs of $23 and partial settlement of convertible preferred stock tranche liability of $27	3,086,415	30,671	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	3,333	—	3	—	—	—	3
Repurchase of common stock related to early exercise of options	—	—	(612)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	11	—	—	—	11
Notes receivable from stockholders	—	—	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	154	—	—	—	154
Net loss	—	—	—	—	—	—	—	(9,051)	(9,051)
Balance as of March 31, 2020	14,489,492	$103,713	1,196,209	$—	$932	$(85)	$—	$(53,468)	$(52,621)
Issuance of common stock upon exercise of stock options	—	—	1,793	—	2	—	—	—	2
Vesting of early exercised stock options	—	—	—	—	11	—	—	—	11
Stock-based compensation	—	—	—	—	185	—	—	—	185
Net loss	—	—	—	—	—	—	—	(8,731)	(8,731)
Balance as of June 30, 2020	14,489,492	$103,713	1,198,002	$—	$1,130	$(85)	$—	$(62,199)	$(61,154)
Issuance of Series B convertible preferred stock, net of issuance costs of $26 and settlement of convertible preferred stock tranche liability of $684	3,086,415	31,324	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	4,583	—	12	—	—	—	12
Repurchase of common stock related to early exercise of options	—	—	(416)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	11	—	—	—	11
Stock-based compensation	—	—	—	—	198	—	—	—	198
Net loss	—	—	—	—	—	—	—	(10,295)	(10,295)
Balance as of September 30, 2020	17,575,907	$135,037	1,202,169	$—	$1,351	$(85)	$—	$(72,494)	$(71,228)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(46,570)	$(28,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,170	1,825
Amortization of premium on marketable securities	6	—
Stock-based compensation	1,902	537
Loss on disposal of property and equipment	4	35
Non-cash operating lease expense	743	—
Change in fair value of convertible preferred stock tranche liability	—	(75)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,029)	304
Other non-current assets	(3,063)	(168)
Accounts payable	2,518	527
Accrued expenses and other current liabilities	1,729	642
Deferred rent and other lease liabilities	—	(572)
Operating lease liabilities	(952)	—
Other non-current liabilities	77	(24)
Net cash used in operating activities	(44,465)	(25,046)
Cash flows from investing activities:
Purchases of property and equipment	(12,567)	(1,586)
Purchases of marketable securities	(163,417)	—
Proceeds from maturities of marketable securities	—	2,753
Net cash (used in) provided by investing activities	(175,984)	1,167
Cash flows from financing activities:
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	61,328
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	19,981	—
Proceeds from initial public offering, net of issuance costs	188,605	—
Proceeds from exercise of stock options	343	17
Repurchases of common stock	(13)	(1)
Proceeds from repayments on notes receivable from stockholders	75	—
Net cash provided by financing activities	208,991	61,344
Net change in cash, cash equivalents and restricted cash	(11,458)	37,465
Cash and cash equivalents and restricted cash at beginning of period	129,082	24,271
Cash and cash equivalents and restricted cash at end of period	$117,624	$61,736
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	117,077	61,337
Restricted cash, non-current	547	399
Cash, cash equivalents and restricted cash	$117,624	$61,736
Supplemental disclosure of cash operating activities:
Cash paid for leases included in operating cash outflows	$4,423	$—
Supplemental disclosure of non-cash operating activities:
Lease liability obtained in exchange for right-of-use asset	$8,558	$—
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock upon completion of initial public offering	$220,754	$—
Offering costs related to initial public offering included in accounts payable and accrued expenses and other current liabilities	$64	$—
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$3,677	$—
Settlement of convertible preferred stock tranche liability in connection with the issuance of Series B convertible preferred stock	$—	$711
Offering costs related to Series B convertible preferred stock in accrued expenses and other current liabilities	$—	$44

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

1.	Organization and Description of the Business

Description of the Business

Tenaya Therapeutics, Inc. (the “Company”) was incorporated in the state of Delaware in August 2016 and is headquartered in South San Francisco, California. The Company is a preclinical stage biotechnology company focused on discovering, developing and delivering curative therapies that address the underlying drivers of heart disease. The Company is advancing product candidates from three distinct but interrelated product platforms: gene therapy, cellular regeneration and precision medicine.

Reverse Stock Split

In July 2021, the Company’s board of directors approved an amended and restated certificate of incorporation to effect a reverse split of shares of the Company’s common stock, convertible preferred stock, and authorized shares on a 1-for-6 basis (the “Reverse Stock Split”) effective on July 23, 2021. The par value of the common stock and convertible preferred stock was not adjusted as a result of the Reverse Stock Split. All share data, per share data and related information for all periods presented in the accompanying condensed financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split.

Initial Public Offering

On August 3, 2021, the Company completed its initial public offering (“IPO”), at which time the Company issued an aggregate of 13,800,000 shares of its common stock (inclusive of 1,800,000 shares pursuant to the underwriters’ overallotment option) at a price of $15.00 per share. The Company received net proceeds of $188.5 million, after deducting underwriting discounts and commissions of $14.5 million and other offering expenses of $4.0 million. Immediately prior to the completion of the IPO, all of the Company’s outstanding shares of convertible preferred stock automatically converted into 26,102,278 shares of common stock.

Liquidity

The Company has incurred net losses since inception and expects such losses to continue in the future as it conducts research and development activities. As of September 30, 2021, the Company had an accumulated deficit of $129.4 million. The Company incurred a net loss of $46.6 million and $28.1 million during the nine months ended September 30, 2021 and 2020. The Company had $280.5 million of cash, cash equivalents and investments in marketable securities as of September 30, 2021.

Management recognizes the need to raise additional capital to fully implement its business plan. The Company may seek to raise capital through equity financings, debt financings, license agreements, collaborative agreements or other sources of financing. Management believes that its existing cash, cash equivalents and investments in marketable securities as of September 30, 2021 will be sufficient to fund the Company’s operations for at least the next twelve months following the date these condensed financial statements are filed with the Securities and Exchange Commission (“SEC”).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and follow the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted.

The interim condensed balance sheet as of September 30, 2021, the interim condensed statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020 and the interim condensed statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The condensed results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. These condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the prospectus dated July 29, 2021, that forms a part of the Company's Registration Statements on Form S-1 (File Nos. 333-257820 and 333-258285), as filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less on the date of purchase to be cash equivalents. Cash equivalents primarily consist of money market funds, commercial paper and U.S. government agencies bonds that are stated at fair value.

Marketable Securities

The Company invests in marketable securities, primarily securities issued by the U.S. government and its agencies, commercial paper and corporate bonds. All marketable securities have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other income (expense), net. There are no material realized gains or losses on marketable securities for all periods presented. The cost of securities sold is based on the specific-identification method. Interest earned on marketable securities is included in interest income.

Leases

The Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”) on January 1, 2021, as discussed below in the section titled “Recently Adopted Accounting Standards”. Under ASC 842, the Company determines if an arrangement is a lease at inception.

Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term at the commencement date of the lease. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less any lease incentive received. The Company uses the rate implicit in the lease in determining the present value of lease payments and, if that rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the date of lease commencement. The incremental borrowing rate reflects the rate of interest that a lessee would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company’s non-lease components are primarily related to property taxes, insurance, and common area maintenance, which vary based on future outcomes, and are recognized as rent expense when incurred.

Asset Retirement Obligation

The Company records asset retirement obligations (“AROs”) for the estimated cost of removing constructed leasehold improvement assets and restoring the leased premises back to their original condition, at the time when the contractual obligations are incurred. AROs represent the present value of the expected costs for the related restoration activities. The ARO assets and liabilities are recorded in property, plant and equipment and other long-term liabilities, respectively, in the Company’s balance sheets. The Company records accretion expense, which represents the increase in the asset retirement obligations, over the remaining or operational life of the associated leasehold improvements. Accretion expense is recorded as operating expense in the statements of operations using an accretion rate based on the credit adjusted risk-free interest rate. Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the asset retirement cost, or income when the asset retirement cost is depleted.

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

Recently Adopted Accounting Standards

On January 1, 2021, the Company adopted ASC 842 using the modified retrospective transition method and elected the practical expedients to not reassess whether any expired or existing contracts are or contain leases, carry forward its historical lease classification and not reassess initial direct costs for existing leases. The Company elected to not separate non-lease components from the associated lease components and to not recognize ROU assets and lease liabilities for leases with a term of twelve months or less. Upon adoption of ASC 842, the Company recorded an operating right-of-use asset of $4.6 million, operating lease liabilities of $9.1 million and derecognized deferred rent and other lease liabilities of $4.5 million. Results for the nine months ended September 30, 2021 are presented under ASC 842. Prior period amounts before January 1, 2021 have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under previous lease guidance, ASC 840: Leases (Topic 840).

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the existing incurred loss impairment model with an expected credit loss model. This standard will require companies to recognize an allowance for credit losses on available-for-sale debt securities rather than the current approach of recording a reduction to the carrying value of the asset. As an emerging growth company, ASU 2016-13 is effective for the Company beginning January 1, 2023. The Company is evaluating the impact of this standard on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. This standard eliminates certain exceptions to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. As an emerging growth company, ASU 2019-12 is effective for the Company beginning January 1, 2022. The Company is evaluating the impact of this standard on its financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which is intended to simplify the accounting for convertible debt instruments and convertible preferred stock. This standard removes the existing guidance in ASC 470-20 that requires companies to account for cash conversion features and beneficial conversion features in equity, separately from the host convertible debt or preferred stock. As an emerging growth company, ASU 2020-06 is effective for the Company beginning January 1, 2024. The Company currently does not expect the adoption of this standard to have a material impact on its financial statements.

3.	Fair Value Measurements

Financial assets and liabilities are recognized at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

Level 1 - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 - Inputs other than quoted market prices included in Level 1 are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 - Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

		September 30, 2021
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$68,815	$—	$—	$68,815
Commercial paper	Level 2	44,246	—	—	44,246
Government agencies bonds	Level 2	3,015	—	—	3,015
Marketable securities:
U.S. treasuries	Level 1	40,677	—	(9)	40,668
Commercial paper	Level 2	109,095	3	(12)	109,086
Corporate bonds	Level 2	9,036	—	(4)	9,032
Government agencies bonds	Level 2	4,603	—	(1)	4,602
Total financial assets		$279,487	$3	$(26)	$279,464

		December 31, 2020
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$127,535	$—	$—	$127,535
Total financial assets		$127,535	$—	$—	$127,535

Money market funds are classified as Level 1 because they are valued using quoted market prices in active markets for identical assets. Financial instruments classified within Level 2 of the fair value hierarchy are valued based on observable inputs or can be derived from non-binding quotes from the Company’s investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, or historical pricing trends of a security relative to its peers. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. In addition, the Company considers the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy.

The Company believes it is more likely than not that its marketable securities in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. All available-for-sale marketable securities held as of September 30, 2021 are short-term investments with contractual maturities of less than one year.

Convertible Preferred Stock Tranche Liability

The Company’s convertible preferred stock tranche liability (see Note 7) was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. Fair value was calculated using an option pricing model that required significant unobservable inputs supported by little or no market activity. The convertible preferred stock tranche liability is considered a non-contingent forward and the standard forward pricing model was used with the following key assumptions: (a) calculation of an expected term and (b) a risk-free interest rate. On the second and third closings of the Company’s Series B convertible preferred stock financings in March and August 2020, the convertible preferred stock tranche liability was settled and reclassified to Series B convertible preferred stock. Accordingly, there is no convertible preferred stock tranche liability as of September 30, 2021 and December 31, 2020.

The following table summarizes the significant unobservable assumptions used to value the convertible preferred stock tranche liability as of the settlement date of August 24, 2020:

August 24, 2020
Term to valuation date (in years)	0.00
Discount rate	5.0%

The following table summarizes the changes in the estimated fair value of the Company’s convertible preferred stock tranche liability measured on a recurring basis using significant Level 3 inputs:

Nine Months Ended September 30, 2020
(In thousands)
Beginning balance	$786
Change in fair value upon remeasurement	(75)
Settlement of convertible preferred stock tranche liability on second and third closings of the Series B convertible preferred stock	(711)
Ending balance	$—

4.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Construction in progress	$21,895	$7,678
Laboratory equipment	9,806	8,182
Leasehold improvements	7,242	7,237
Furniture and fixtures	534	534
Computer equipment and software	272	257
Total property and equipment	$39,749	$23,888
Less: accumulated depreciation and amortization	(8,858)	(6,703)
Total property and equipment, net	$30,891	$17,185

Depreciation and amortization expense for the three months ended September 30, 2021 and 2020 was $0.7 million and $0.6 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2021 and 2020 was $2.2 million and $1.8 million, respectively. Construction in progress primarily consists of capitalized machinery and equipment that is expected to be placed in service in the Company’s manufacturing and office space located in Union City, California (see Note 6).

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Accrued compensation and related expenses	$2,663	$2,090
Accrued research and development expenses	1,043	391
Accrued property and equipment	972	231
Other current liabilities	514	121
Accrued professional services	415	328
Total accrued expenses and other current liabilities	$5,607	$3,161

5.	License Agreements

Gladstone License Agreement

In October 2016, the Company entered into a license agreement with the J. David Gladstone Institute (Gladstone), pursuant to which Gladstone granted the Company a worldwide, royalty-bearing exclusive patent license and a non-exclusive technology license to develop and commercialize certain products for certain diseases (“Gladstone License Agreement”). Pursuant to the Gladstone License Agreement, the Company is obligated, among other things, to pay Gladstone (i) annual license maintenance fees ranging from $25,000 up to $0.1 million per year, which will be creditable against royalties paid in the following twelve month period, (ii) milestone payments up to $4.1 million for royalty-bearing products directed to a particular target, which are contingent upon achieving specific clinical and commercialization milestone events, and (iii) tiered low-single digit royalties on future net sales of each royalty-bearing product. Under the agreement, the Company is subject to diligence requirements to develop and commercialize at least one royalty-bearing product. The Company may pay $50,000 to $100,000 to extend the deadline for its diligence milestone obligations for up to four additional one-year terms. As of September 30, 2021, the Company has not recognized any milestone and royalty payments under the Gladstone License Agreement.

During the three and nine months ended September 30, 2020 and 2021, there were no material amounts recorded related to annual license fees payable pursuant to the Gladstone License Agreement.

University of Texas Southwestern License Agreement

In January 2020, the Company entered into a license agreement with the University of Texas Southwestern (“UTSW License”), pursuant to which UTSW granted the Company a royalty-bearing exclusive and sublicensable patent license and a non-exclusive, non-sublicensable license for mutually agreed upon development activities. Under the UTSW License, the Company is obligated to pay UTSW (i) a non-refundable upfront license fee of $0.1 million, (ii) milestone payments up to a total of $14.8 million in aggregate, which are contingent upon achieving specific development and commercialization milestone events, and (iii) royalties on future net sales of each royalty-bearing product ranging in the low-single digits. As of September 30, 2021, the Company has not recognized any milestone and royalty payments under the UTSW License.

During the three and nine months ended September 30, 2020, the Company recorded research and development expenses of $nil and $0.1 million related to the upfront license fee payable pursuant to the UTSW License.

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

On January 1, 2021, the Company adopted ASC 842 and the following disclosures as of and for the three and nine months ended September 30, 2021 are presented under ASC 842. As of September 30, 2021, the remaining weighted-average lease term was 6.8 years and the weighted-average incremental borrowing rate used to determine the operating lease liabilities was 9.5%.

For the three months ended September 30, 2021, the Company incurred $1.6 million of lease costs, of which $0.6 million is related to the Company’s short-term lease and $0.4 million is related to variable lease payments. For the three months ended September 30, 2020, the Company incurred $0.6 million in rent expense.

For the nine months ended September 30, 2021, the Company incurred $4.2 million of lease costs, of which $1.8 million is related to the Company’s short-term lease and $1.2 million is related to variable lease payments. For the nine months ended September 30, 2020, the Company incurred $1.9 million in rent expense.

As of September 30, 2021, the undiscounted future minimum lease payments due under the Company’s non-cancelable operating leases are as follows:

Amount
(In thousands)
2021 (remaining 3 months)	$902
2022	3,678
2023	3,792
2024	3,910
2025	2,445
Thereafter	8,291
Total undiscounted future minimum lease payments	$23,018
Present value adjustment for minimum lease commitments	(6,515)
Tenant improvement receivable	(282)
Total operating lease liabilities	$16,221

As of December 31, 2020, undiscounted future minimum lease payments due under the Company’s non-cancelable operating lease are as follows:

Amount
(In thousands)
2021	$3,752
2022	2,206
2023	2,283
2024	2,363
2025	999
Total future minimum lease payments	$11,603

The Company has previously entered into agreements to sublease portions of the Company’s facilities in South San Francisco to two different subtenants, both of which expired as of December 31, 2020. Pursuant to the sublease agreements, the Company received sublease income of $nil and $0.2 million during the three and nine months ended September 30, 2020, which is included in other income (expense), net on the condensed statements of operations and comprehensive loss.

Asset Retirement Obligation

Under the lease agreement for the manufacturing and office facility in Union City, the Company is contractually obligated to remove constructed leasehold improvements related to capitalized machinery and equipment (see Note 4) and to restore the leased space to its original condition upon termination of the lease agreement. The Company applies the proportionate method to account for the buildup of the asset retirement obligation while leasehold improvements are in progress. As of September 30, 2021, the balance of the asset retirement obligation liability was not material. The Company elected to defer the commencement of accretion of the asset retirement obligation until the underlying construction is completed, on the basis that the financial statement impact from the deferral is immaterial.

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

Indemnification

In the normal course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amounts of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with its directors and certain officers that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of September 30, 2021 and December 31, 2020, the Company does not have any material indemnification claims that were probable or reasonably possible and, consequently, has not recorded any related liabilities.
7.	Convertible Preferred Stock

On August 3, 2021, immediately prior to the completion of the Company’s IPO, all outstanding shares of convertible preferred stock were converted into 26,102,278 shares of the Company’s common stock.

Prior to the Company’s IPO, convertible preferred stock as of December 31, 2020 consists of the following:

	December 31, 2020
	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Liquidation Preference
	(In thousands, except share data)
Convertible Preferred Stock
Series A	8,316,666	8,316,662	$43,393	$49,900
Series B	9,259,254	9,259,245	91,644	92,000
Series C	8,526,381	6,917,621	85,717	86,000
Total	26,102,301	24,493,528	$220,754	$227,900

The Company classifies its convertible preferred stock outside of total stockholders’ equity (deficit) because, in the event of certain change of control events that are not solely within the control of the Company (including liquidation, sale or transfer of the Company), the shares would become redeemable at the option of the holders. As a result, the Company classified its convertible preferred stock as mezzanine equity on the balance sheet as the preferred stock is contingently redeemable. Subsequent adjustments to increase or decrease the carrying values to the ultimate liquidation values will be made only if and when it becomes probable that such liquidation event will occur.

Series B Convertible Preferred Stock Financing

In August 2019, the Company entered into a Series B preferred stock purchase agreement (“Series B SPA”) for the issuance of up to 9,259,254 shares of the Company’s Series B convertible preferred stock at a purchase price of $9.936 per share in multiple closings. The Company completed the initial closing in August 2019, whereby 3,086,415 shares of Series B convertible preferred stock were issued for gross proceeds of $30.7 million. Pursuant to the Series B SPA, the Company was permitted to sell additional shares in subsequent closings contingent upon the approval of the Company’s board of directors.

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

Series C Convertible Preferred Stock Financing

In December 2020, the Company entered into a Series C preferred stock purchase agreement (“Series C SPA”) for the issuance of up to 8,526,381 shares of the Company’s Series C convertible preferred stock at a purchase price of $12.432 per share in two closings. The Company completed the initial closing in December 2020, whereby 6,917,621 shares of Series C convertible preferred stock were issued for gross proceeds of $86.0 million.

In January 2021, the Company sold an additional 1,608,750 shares of Series C convertible preferred stock at a purchase price of $12.432 per share for gross proceeds of $20.0 million.
8.	Common Stock

The holders of common stock are entitled to one vote per share on all matters to be voted on by the stockholders of the Company and are entitled to dividends, if and when declared by the board of directors, subject to the prior rights of the preferred stockholders. Common stock issued and outstanding on the condensed statements of convertible preferred stock and stockholders’ equity (deficit) includes shares related to early exercised options and restricted stock that are subject to repurchase. Common stock issued and outstanding is reduced for any repurchases of early exercised stock options and restricted stock. As of September 30, 2021 and December 31, 2020, outstanding common stock included 40,915 and 138,127 shares related to early exercised stock options and restricted stock that are unvested and subject to repurchase.

Total shares of common stock reserved for issuance, on an as-if converted basis, is as follows:

	September 30, 2021	December 31, 2020
Conversion of outstanding shares of convertible preferred stock	—	24,493,528
Stock options issued and outstanding	2,530,121	1,160,808
Stock options available for future grant	3,847,160	412,170
Total	6,377,281	26,066,506

9.	Stock-Based Compensation

2021 Equity Incentive Plan

In July 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective in connection with the IPO. The Company’s 2016 Equity Incentive Plan (the “2016 Plan”) was terminated in 2021. Shares subject to awards granted under the 2016 Plan that are repurchased by or forfeited to the Company will also be reserved for issuance under the 2021 Plan. The number of shares of common stock available for issuance under the 2021 Plan will automatically increase on the first day of January for a period of ten years, commencing on January 1, 2022, in an amount equal to the lesser of: 4,000,000 shares; 4% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding year; or such other amount as the Company’s board of directors may determine.

Total shares reserved and available for grant under the 2021 Plan as of September 30, 2021 are 3,847,160.

Stock Option Activity

The following table summarizes stock option activity:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding as of December 31, 2020	1,160,808	$1.74	8.40	$6,060
Options granted	1,595,128	9.36
Options exercised	(184,777)	1.85
Options cancelled	(41,038)	3.51
Outstanding as of September 30, 2021	2,530,121	$6.50	8.87	$35,805
Exercisable as of September 30, 2021	590,000	$2.18	7.71	$10,898

2021 Employee Stock Purchase Plan

In July 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the IPO. The Company initially reserved 800,000 shares for future issuance under the ESPP. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. The number of shares of common stock available for issuance under the ESPP will automatically increase on the first day of January following the year in which the first offering period under the ESPP commences, in an amount equal to the lesser of: 800,000 shares; 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding year; or such other amount as the board of directors may determine. The first offering period has not commenced as of September 30, 2021 and there is no stock-based compensation related to the ESPP for the three and nine months ended September 30, 2021.

Stock-Based Compensation

The following table summarizes stock-based compensation recognized in the Company’s condensed statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Research and development	$326	$97	$654	$273
General and administrative	642	101	1,248	264
Total stock-based compensation	$968	$198	$1,902	$537

As of September 30, 2021, there was approximately $14.3 million of unrecognized stock-based compensation, which the Company expects to recognize over a weighted-average period of 3.5 years.

Stock Option Valuation

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected term (in years)	6.0 - 6.1	6.0	5.0 - 6.1	6.0 - 6.1
Expected volatility	95% - 96%	183%	95% - 103%	178% - 183%
Risk-free interest rate	0.9% - 1.2%	0.4%	0.6% - 1.2%	0.4% - 1.5%
Expected dividend yield	— %	— %	— %	— %

Restricted Stock

A summary of restricted stock activity is as follows:

	Number of Shares	Weighted Average Fair Value at Date of Grant per Share
Unvested as of December 31, 2020	138,127	$0.90
Granted	19,852	$1.93
Vested	(100,105)	$0.56
Repurchased	(16,959)	$2.27
Unvested as of September 30, 2021	40,915	$1.67

Employee Recourse Notes

In 2017 and 2018, the Company entered into full recourse notes with certain employees upon the exercise of stock options that are treated as substantive exercises for accounting purposes. The Company has the right to repurchase unvested shares up to 90 days after employment is terminated. As of September 30, 2021, the principal and accrued interest amount of the notes was $12,000. The notes are presented in the condensed statements of convertible preferred stock and stockholders’ equity (deficit).
10.	Income Taxes

For the three and nine months ended September 30, 2021 and 2020, the Company did not record any income tax expense. The Company has recorded a full valuation allowance against its U.S. federal and state deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized.
11.	Net Loss Per Share

The following potentially dilutive securities were not included in the calculation of diluted net loss per share as of the periods presented because the effect would have been anti-dilutive:

	September 30,
	2021	2020
Convertible preferred stock	—	17,575,907
Outstanding stock options	2,530,121	1,099,224
Restricted stock subject to future vesting	40,915	179,062
Total	2,571,036	18,854,193

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus, dated July 29, 2021, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Prospectus”).

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

We are advancing a deep and diverse pipeline that includes both gene therapies and small molecules. In 2022, we intend to submit an investigational new drug application (“IND”) or a clinical trial application (“CTA”) to the U.S. Food and Drug Administration (“FDA”) or European Medicines Agency (“EMA”), respectively, for the most advanced product candidate from our Gene Therapy platform, TN-201, an adeno-associated virus (“AAV”)-based gene therapy to address genetic hypertrophic cardiomyopathy (“gHCM”) caused by Myosin Binding Protein C3 (“MYBPC3”) gene mutations. TN-201, currently in IND-enabling studies, is designed to deliver a fully functional MYBPC3 gene driven by our proprietary heart-specific promoter to restore normal levels of MYBPC3 protein. We initiated a global natural history study in November 2021 to improve our understanding of disease progression and unmet need in individuals carrying mutations in the MYBPC3 gene, with an initial focus on pediatric patients under the age of 18.

We also intend to submit an IND to the FDA in 2022 for the most advanced product candidate from our Precision Medicine platform, TYA-11631, a highly specific small molecule inhibitor of histone deacetylase 6 (“HDAC6i”). TYA-11631, currently in IND-enabling studies, has potentially broad utility in both heart failure (“HF”) with preserved ejection fraction (“HFpEF”) as well as genetic dilated cardiomyopathy (“gDCM”). We initiated cGMP activities to support the production of TYA-11631 at larger scales in October 2021. Our PKP2 program involves using an AAV-based gene therapy to address genetic arrhythmogenic right ventricular cardiomyopathy (“gARVC”) caused by plakophilin 2 (“PKP2”) gene mutations, and is currently at the candidate selection stage. Our DWORF program, an AAV-based gene therapy designed to express the Dwarf Open Reading Frame (“DWORF”) gene in the heart, has potentially broad utility in dilated cardiomyopathy (“DCM”) and HF with reduced ejection fraction (“HFrEF”), and is currently at the candidate selection stage. Our Reprogramming program for cardiac regeneration can potentially replace heart cells lost in patients experiencing HF due to prior myocardial infarction (“MI”), and is currently at the candidate selection stage. In addition, we have numerous earlier-stage programs emerging from our product platforms to address other forms of HF.

On August 3, 2021, we completed an initial public offering (“IPO”) of our common stock in which we issued an aggregate of 13,800,000 shares of our common stock (inclusive of 1,800,000 shares pursuant to the underwriters’ overallotment option) at a price of $15.00 per share. We received net proceeds of $188.5 million from the IPO, after deducting underwriting discounts and commissions of $14.5 million and offering costs of $4.0 million.

Since our inception, we have incurred net losses each year and we expect to continue to incur significant and increasing losses for the foreseeable future as we continue to advance our platforms, programs and product candidates, and as we transition to operating as a public company. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. Our net losses were $46.6 million and $28.1 million for the nine months ended September 30,

2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $129.4 million and cash, cash equivalents and investments in marketable securities of $280.5 million. Our net losses resulted primarily from our research and development programs, and to a lesser extent, general and administrative costs associated with our operations. Historically, we have funded our operations primarily from the sale and issuance of our equity securities.

COVID-19

The global COVID‑19 pandemic continues to evolve. Potential impacts to our business include disruptions or restrictions on our employees’ ability to effectively conduct their work. In addition, some of our suppliers of certain lab materials, or service providers used in the performance of our research activities, are located in the areas impacted by COVID-19, which could limit our ability to achieve planned progress. COVID-19 could continue to adversely affect the economies and financial markets, resulting in a prolonged economic downturn or a period of high inflation rates that could affect our financing prospects. To date, we have experienced modest delays in the progress of our research and development activities, primarily due to extended lead times at certain suppliers and temporary and partial shutdowns at certain academic institutions as a result of statewide stay-at-home orders. However, these stay-at-home orders have largely terminated and operations have since resumed. We continue to monitor and assess the effects of the COVID-19 pandemic on our business, but the ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. For additional details, see Part II, Item 1A. “Risk Factors.”

Components of Operating Results

Research and Development

Research and development activities account for a significant portion of our operating expenses. Research and development expenses relate primarily to discovery and development of our platforms, programs and product candidates, and are recognized as incurred. Internal research and development costs include, among others, personnel-related costs (including salaries, benefits and stock-based compensation for employees engaged in research and development functions), laboratory supplies and other non-capital equipment utilized for in-house research, allocated facilities and overhead costs. External research and development expenses include, among others, amounts incurred to clinical research organizations (“CROs”) that conduct research and development activities on our behalf, consulting fees and amounts owed under licensing agreements. We do not allocate our costs by platform, program or product candidate, as a significant amount of research and development expenses include internal costs, which are deployed across multiple platforms, programs, product candidates and activities.

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

General and Administrative

General and administrative expenses consist of personnel-related costs (including salaries, benefits and stock-based compensation for our employees in executive, finance and other administrative functions), legal fees, professional fees incurred for accounting, audit, and tax services, recruiting costs, and facility costs not otherwise included in research and development expenses. Legal fees include those related to corporate and intellectual property related matters.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,		$	%
	2021	2020	Change	Change
	(In thousands)
Operating expenses:
Research and development	$12,944	$8,480	$4,464	53%
General and administrative	5,356	1,972	3,384	172%
Total operating expenses	18,300	10,452	7,848	75%
Loss from operations	(18,300)	(10,452)	(7,848)	75%
Other income (expense), net:
Interest income	23	7	16	229%
Change in fair value of convertible preferred stock tranche liability	—	151	(151)	100%
Other income (expense), net	15	(1)	16	1,600%
Total other income (expense), net	38	157	(119)	76%
Net loss	$(18,262)	$(10,295)	$(7,967)	77%

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended September 30,		$	%
	2021	2020	Change	Change
	(In thousands)
Facility and laboratory costs	$4,779	$3,357	$1,422	42%
Personnel-related costs	4,764	2,844	1,920	68%
External costs	3,301	2,140	1,161	54%
Other research and development expenses	100	139	(39)	28%
Total research and development expenses	$12,944	$8,480	$4,464	53%

Research and development expenses were $12.9 million and $8.5 million for the three months ended September 30, 2021 and 2020, respectively. The change of $4.5 million, or 53%, was primarily due to:

•	an increase of $1.4 million in facility and laboratory costs, including laboratory supplies and materials and other allocated costs, as we ramped up our research and development operations;
•

an increase of $1.9 million in personnel-related costs, including stock-based compensation, primarily due to growth in the number of our research and development employees as we expanded our research and development capabilities; and

•

an increase of $1.2 million in external costs, including amounts paid to CROs for research and development activities, consulting fees, preclinical studies and other external research expenses as we progressed development of our programs.

General and Administrative

General and administrative expenses were $5.4 million and $1.9 million for the three months ended September 30, 2021 and 2020, respectively. The change of $3.4 million, or 172%, was primarily due to a $1.4 million increase in personnel-related expenses, including stock-based compensation, as a result of higher headcount as we grew our operations, a $0.8 million increase in professional service expenses, as we prepared to become a public company and completed our IPO of our common stock, and a $0.6 million increase in facility and related costs, as we leased additional space in 2021.

Interest Income

Interest income was $23,000 and $7,000 for the three months ended September 30, 2021 and 2020, respectively. The increase of $16,000, or 229%, was primarily due to a change in our investment portfolio mix.

Change in Fair Value of Convertible Preferred Stock Tranche Liability

The change in fair value of our convertible preferred stock tranche liability for the three months ended September 30, 2020 was attributable to changes in the fair value of the underlying Series B convertible preferred stock. There was no similar expense for the three months ended September 30, 2021 as our convertible preferred stock tranche liability was settled in 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,		$	%
	2021	2020	Change	Change
	(In thousands)
Operating expenses:
Research and development	$33,440	$22,735	$10,705	47%
General and administrative	13,202	5,855	7,347	125%
Total operating expenses	46,642	28,590	18,052	63%
Loss from operations	(46,642)	(28,590)	(18,052)	63%
Other income (expense), net:
Interest income	41	82	(41)	50%
Change in fair value of convertible preferred stock tranche liability	—	75	(75)	100%
Other income (expense), net	31	356	(325)	91%
Total other income (expense), net	72	513	(441)	86%
Net loss	$(46,570)	$(28,077)	$(18,493)	66%

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Nine Months Ended September 30,		$	%
	2021	2020	Change	Change
	(In thousands)
Facility and laboratory costs	$13,495	$8,487	$5,008	59%
Personnel-related costs	11,649	7,750	3,899	50%
External costs	8,032	6,204	1,828	29%
Other research and development expenses	264	294	(30)	10%
Total research and development expenses	$33,440	$22,735	$10,705	47%

Research and development expenses were $33.4 million and $22.7 million for the nine months ended September 30, 2021 and 2020, respectively. The change of $10.7 million, or 47%, was primarily due to:

•	an increase of $5.0 million in facility and laboratory costs, including laboratory supplies and materials and other allocated costs, as we ramped up our research and development operations;
•

an increase of $3.9 million in personnel-related costs, including stock-based compensation, primarily due to growth in the number of our research and development employees as we expanded our research and development capabilities; and

•

an increase of $1.8 million in external costs, including amounts paid to CROs for research and development activities, consulting fees, preclinical studies and other external research expenses as we progressed development of our programs.

General and Administrative

General and administrative expenses were $13.2 million and $5.9 million for the nine months ended September 30, 2021 and 2020, respectively. The change of $7.3 million, or 125%, was primarily due to a $2.9 million increase in personnel-related expenses, including stock-based compensation, as a result of higher headcount as we grew our operations, a $2.6 million increase in professional service expenses as we prepared to become a public company and completed our IPO of our common stock and a $0.9 million increase in facility and related costs, as we leased additional space in 2021.

Interest Income

Interest income was $41,000 and $82,000 for the nine months ended September 30, 2021 and 2020, respectively. The decrease of $41,000, or 50%, was primarily due to a change in our investment portfolio mix.

Change in Fair Value of Convertible Preferred Stock Tranche Liability

The change in fair value of our convertible preferred stock tranche liability for the nine months ended September 30, 2020 was attributable to changes in the fair value of the underlying Series B convertible preferred stock. There was no similar expense for the nine months ended September 30, 2021 as our convertible preferred stock tranche liability was settled in 2020.

Other Income (Expense), Net

Other income (expense), net of $0.4 million for the nine months ended September 30, 2020 was primarily related to sublease income. Our sublease agreements expired during 2020.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and we have incurred significant net losses and negative cash flows from operations. From our inception through September 30, 2021, we have funded our operations primarily from the sale and issuance of our equity securities. In connection with our IPO, we issued and sold 13,800,000 shares of our common stock at a price of $15.00 per share for net proceeds of approximately $188.5 million. As of September 30, 2021, we had cash, cash equivalents and investments in marketable securities of $280.5 million and an accumulated deficit of $129.4 million.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents and investments in marketable securities will be sufficient to meet our working capital and capital expenditure needs through at least the next twelve months following the date of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(44,465)	$(25,046)
Investing activities	(175,984)	1,167
Financing activities	208,991	61,344
Net change in cash, cash equivalents and restricted cash	$(11,458)	$37,465

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $44.5 million, which consisted primarily of a net loss of $46.6 million and a net change in net operating assets and liabilities of $2.7 million, partially offset by $4.8 million in non-cash charges. The non-cash charges primarily consisted of depreciation and amortization of $2.2 million, stock-based compensation of $1.9 million and non-cash operating lease expense of $0.7 million. The change in net operating assets and liabilities was primarily due to an increase in other non-current assets of $3.1 million related to a security deposit for a lease entered into in February 2021, an increase in prepaid expenses and other current assets of $3.0 million, and a decrease in operating lease liabilities of $1.0 million, partially offset by an increase in accounts payable and accrued expenses and other current liabilities of $4.2 million.

Net cash used in operating activities for the nine months ended September 30, 2020 was $25.0 million, which consisted primarily of a net loss of $28.1 million, partially offset by non-cash charges of $2.3 million and a net change in net operating assets and liabilities of $0.7 million. The non-cash charges primarily consisted of depreciation and amortization of $1.8 million and stock-based compensation of $0.5 million. The change in net operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses and other current liabilities of $1.2 million, a decrease in prepaid expenses and other current assets of $0.3 million, partially offset by a decrease in deferred rent and other lease liabilities of $0.6 million and an increase in other non-current assets of $0.2 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $176.0 million, which consisted of purchases of marketable securities of $163.4 million and purchases of property and equipment of $12.6 million primarily related to our manufacturing and office space in the San Francisco Bay Area.

Net cash provided by investing activities for the nine months ended September 30, 2020 was $1.2 million, which consisted of proceeds from maturities of marketable securities of $2.8 million, partially offset by purchases of property and equipment of $1.6 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $209.0 million, which primarily consisted of proceeds from our initial public offering, net of issuance costs, of $188.6 million, net proceeds received from the sale and issuance of our Series C convertible preferred stock of $20.0 million, and proceeds from the exercise of stock options of $0.3 million.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $61.3 million, which consisted primarily of net proceeds received from the sale and issuance of our Series B convertible preferred stock.

Contractual Obligations and Other Commitments

As of September 30, 2021, there have been no material changes from the contractual obligations and commitments previously disclosed in our Prospectus.

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

During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Prospectus, except as follows. The determination of the fair value of our common stock is used in estimating the fair value of stock-based awards at grant date. Prior to the IPO, our common stock was not publicly traded, therefore we estimated the fair value of our common stock as discussed in our Prospectus. Following our IPO, the closing sale price per share of our common stock as reported on the Nasdaq Global Select Market on the date of grant will be used to determine the exercise price per share of our share-based awards to purchase common stock.

Recent Accounting Pronouncements

See Note 2 to our unaudited interim condensed financial statements for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition of results of operations.

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (iv) December 31, 2026.

The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use the extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date on which we (i) are no longer an emerging growth company and (ii) affirmatively and irrevocably opt out of the extended transition period provided by the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business. We are not currently a party to any litigation or legal proceedings that are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

•	Our operations and financial results could be adversely impacted by the effects of the COVID-19 pandemic in the United States and the rest of the world.
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

We have incurred significant net losses since our inception, have not generated any product revenue to date and, up until the date of our IPO in July 2021, have financed our operations through private placements of our convertible preferred stock. Our net loss was $46.6 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $129.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We are still in the early stages of development of our product candidates and have not yet initiated or completed any clinical trials. Our product candidates will require substantial additional development time and resources before we will be able to apply for regulatory approvals and, if approved, begin generating revenue from product sales. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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
•

establishing and maintaining relationships with contract research organizations (“CROs”) and clinical sites for the clinical development of our product candidates and any other future product candidates;

•	the initiation and successful patient enrollment and completion of clinical trials on a timely basis;
•	acceptable frequency and severity of adverse events in the clinical trials;
•	the efficacy and safety profiles that are satisfactory to the U.S. Food and Drug Administration (“FDA”) or any comparable foreign regulatory authority for marketing approval;
•	timely receipt of marketing approvals from applicable regulatory authorities for any product candidates for which we successfully complete clinical development;
•	complying with any required post-marketing approval commitments to applicable regulatory authorities;
•	establishing and operating a manufacturing facility and developing an efficient and scalable manufacturing process for our product candidates;
•

establishing and maintaining commercially viable supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for our product candidates, if approved;

•	successful commercial launch following any marketing approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;
•	successful outputs from our capsid engineering and promotor and regulator elements efforts;
•	a continued acceptable safety profile following any marketing approval of our product candidates;
•	commercial acceptance of our product candidates by patients, the medical community and third-party payors;
•	satisfying any required post-marketing approval commitments to applicable regulatory authorities;
•	identifying, assessing and developing new product candidates;

•	obtaining, maintaining, and expanding patent and other intellectual property protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protecting and enforcing our rights in our intellectual property portfolio;
•	defending against third-party infringement, misappropriation, or other claims, if any;
•	entering into, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
•	obtaining coverage and adequate reimbursement by third-party payors for our products and patients’ willingness to pay in the absence of such coverage and adequate reimbursement;
•	obtaining additional funding to develop, manufacture and commercialize our product candidates;
•	addressing any competing therapies and technological and market developments;
•	managing costs, including any unforeseen costs, that we may incur as a result of nonclinical study or clinical trial delays due to the effects of the COVID-19 pandemic or other causes; and
•	attracting, hiring and retaining qualified and key personnel including clinical, scientific, management and administrative personnel.

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

As of September 30, 2021, we had $280.5 million in cash, cash equivalents and investments in marketable securities. We expect our current cash, cash equivalents and investments in marketable securities will be sufficient to fund our current operating plan for operations through at least the next twelve months from the date of this Quarterly Report on Form 10-Q. Our estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, our programs as well as develop our proprietary drug discovery platforms. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, EMA or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated preclinical studies and clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA. We also expect to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

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

Our operations and financial results could be adversely impacted by the effects of the COVID-19 pandemic in the United States and the rest of the world.

In March 2020, the World Health Organization declared the novel coronavirus disease (“COVID-19”) outbreak a global pandemic. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and physical distancing guidelines. Accordingly, businesses have adjusted, reduced or suspended operating activities. Beginning in March 2020, the majority of our workforce began working from home. Disruptions caused by the COVID-19 pandemic, including the effects of the stay-at-home orders and work-from-home policies, have impacted productivity, have resulted in increased operational expenses, certain adjustments to our operations, delays in our development efforts, and delays in certain supply chain activities. We may experience further disruptions as a result of COVID-19 that could severely impact our business, including:

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

•	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States;
•	increased competition for CROs, contract development and manufacturing organizations (“CDMOs”), suppliers and vendors; and
•

delays in collecting, receiving and analyzing data from patients enrolled in our clinical trials due to limited staff at potential clinical trial sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic.

We will continue to assess the impact that the COVID-19 pandemic may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry.

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

Three vaccines for COVID-19 have been granted Emergency Use Authorization (“EUA”) by the FDA, and more are likely to be authorized in the coming months. On August 23, 2021, the FDA approved the first COVID-19 vaccine, which will continue to be available under an EUA as well. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, has made it more difficult to obtain materials and manufacturing slots for our product candidates needed for our preclinical studies and clinical trials, which could lead to delays in these studies and trials.

The extent to which the COVID-19 pandemic impacts our business will depend on future developments such as the rate of the spread of the disease, new travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, supply of and continued demand for vaccines, the continued effectiveness of the vaccines, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. Further, a lack of coordinated response on risk mitigation and continued vaccination deployment with respect to the COVID-19 pandemic could result in significant increases to the duration and severity of the pandemic and could have a corresponding negative impact on our business. While the extent of the impact of the current COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results.

To the extent the COVID-19 pandemic adversely affects our business, financial condition and operating results, it may also have the effect of heightening many of the risks described in this “Risk Factors” section.

Raising additional capital will cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial revenues, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, maintaining certain leverage ratios, making acquisitions, engaging in acquisition, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments, declaring dividends or encumbering our assets to secure future indebtedness. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan.

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

Our net operating loss (“NOL”) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Under current law, our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but is limited to 80% of our current year taxable income. Federal NOLs generated in tax years ending on or prior to December 31, 2017 expire after 20 taxable years. Different restrictions apply under state law. As of December 31, 2020, we had available federal NOL carry forwards of approximately $78.5 million, of which $75.4 million do not expire.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“Code”), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post- change taxable income may be limited. Similar rules may apply under state tax laws. We have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2020, a formal study was conducted and concluded that we experienced an ownership change during 2020. As a result, we have removed $3.1 million of deferred tax assets related to NOLs and research tax credit carryforwards due to Section 382 limitations. Our ability to utilize our remaining NOLs and certain other tax attributes could be further limited by a future “ownership change” as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.

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

The regulatory requirements that will govern any novel gene therapy product candidates we develop are not entirely clear, have changed over time and are subject to further change. Within the broader genetic medicine field, very few therapeutic products have received marketing authorization from the FDA, EMA or comparable foreign regulatory authorities. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and will likely continue to change in the future. Changes in the regulatory authorities’ data requirements and risk mitigation methods, including requirements resulting from safety concerns raised by regulatory authorities in clinical programs of unrelated companies in the gene therapy and cardiovascular fields in general, could have a material impact on our clinical development, increase our costs, and delay regulatory approval of our product candidates. Moreover, there is substantial overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research (“CBER”) to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review.

Our product candidates will need to meet safety and efficacy standards applicable to any new biologic under the regulatory framework administered by the FDA. In addition to FDA oversight and oversight by institutional review boards (“IRBs”), under guidelines promulgated by the National Institutes of Health (“NIH”), gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH guidelines voluntarily follow them. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.

The same applies in the European Union. The EMA’s Committee for Advanced Therapies (“CAT”) is responsible for assessing the quality, safety, and efficacy of advanced-therapy medicinal products. Advanced- therapy medicinal products include gene therapy medicines, somatic-cell therapy medicines and tissue- engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the European Union, the development and evaluation of a gene therapy product must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any gene therapy product candidate we may develop, but that remains uncertain at this point.

Approvals by the EMA may not be indicative of what the FDA may require for approval. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approvals necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue and our business, financial condition, results of operations and prospects could be materially harmed.

Adverse developments in preclinical studies or clinical trials conducted by others in the field of gene therapy and gene regulation products may cause the FDA, EMA, and other regulatory bodies to revise the requirements for the conduct of the clinical studies and approval of any product candidates we may develop or limit the use of products utilizing gene regulation technologies, either of which could harm our business. In addition, the clinical trial requirements of the FDA, EMA, and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. The regulatory approval process for product candidates such as ours can be more expensive and take longer than for other, better known, or more extensively studied pharmaceutical or other product candidates. Further, as we are developing novel potential treatments for diseases in which, in some cases, there is little clinical experience with potential new endpoints and methodologies, there is heightened risk that the FDA, EMA or other regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. In addition, we may not be able to identify or develop appropriate animal disease models to enable or support planned clinical development. Any natural history studies that we may conduct or rely upon in our clinical development may not be accepted by the FDA, EMA or other regulatory authorities. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing gene regulation technology in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays, or other impediments to our research programs or the commercialization of resulting products. Further, approvals by one regulatory agency may not be indicative of what other regulatory agencies may require for approval.

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

To date, we have not initiated or completed any clinical trials required for the approval of our product candidates. We may experience numerous unforeseen events during, or as a result of, preclinical studies or clinical trials that could delay or prevent receipt of marketing approval or our ability to commercialize our product candidates, including:

•	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials;
•	delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for advanced clinical trials;
•	receipt of feedback from regulatory authorities that requires us to modify the design of our clinical trials;
•	clinical trial observations or results that require us to modify the design of our clinical trials;
•	negative or inconclusive clinical trial results that may require us to conduct additional clinical trials or abandon certain drug development programs;
•	obtaining approval from one or more IRBs;
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
•

a facility manufacturing our product candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practice (“cGMPs”), regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;

•	any changes to our manufacturing process that may be necessary or desired;
•

third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices (“GCP”) or other regulatory requirements;

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

•	patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment;
•	the activities of key opinion leaders (“KOLs”) and patient advocacy groups;
•	proximity and availability of clinical trial sites for prospective patients; and
•	the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they may have an advanced disease, will not survive the full terms of the clinical trials.

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

Our gene therapy product candidates require processing steps that are more complex than those required for most chemical and protein pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we need to employ multiple steps to control our manufacturing process to assure that the process works and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory, which could delay or prevent the initiation of clinical trials or receipt of regulatory approvals. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, or other comparable applicable foreign regulatory authorities’ standards or specifications with consistent and acceptable production yields and costs.

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

We have historically relied on third parties to manufacture supplies of our product candidates. We plan to fully integrate and internalize AAV manufacturing capabilities to support our Gene Therapy and Cellular Regeneration platforms. We have established an in-house Pilot Plant Operation facility that operates at the 200L scale to support all non-clinical studies including IND-enabling pharmacology (efficacy) and toxicology (safety) studies. We have initiated construction of a dedicated cGMP facility for drug product manufacturing in the San Francisco Bay Area that we expect will be operational in the first half of 2022. The facility will initially produce drug product at the 1000L scale to support FIH studies for TN-201, the most advanced product candidate from our MYBPC3 program. To optimize our use of resources and utilize extensive third-party experience in small molecule manufacturing, we intend to work with CDMOs for our small molecule programs. We initiated cGMP manufacturing activities for our HDAC6 inhibitor program, TYA-11631, in October 2021.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, for example, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services (“HHS”). CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate or at the same level of reimbursement. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations and prospects. Any delay or failure in seeking or obtaining required approvals would have a material and adverse effect on our ability to generate revenue from any particular product candidates we are developing and for which we are seeking approval. Furthermore, any regulatory approval to market a drug may be subject to significant limitations on the approved uses or indications for which we may market, promote and advertise the drug or the labeling or other restrictions. In addition, the FDA has the authority to require a Risk Evaluation and Mitigation Strategy (“REMS”) plan as part of approving an NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. These requirements or restrictions might include limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may significantly limit the size of the market for the drug and affect reimbursement by third-party payors.

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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. For example, various portions of the ACA have been the subject of legal and constitutional challenges in the U.S. Supreme Court. In June 2021, the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. On January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. We cannot predict how this Supreme Court decision or future litigation will impact our business, or what other healthcare measures and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation may have on our business.

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

In January 2021, the Biden administration issued a “regulatory freeze” memorandum that directs department and agency heads to review new or pending rules of the prior administration. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

Outside of the United States, legal requirements relating to the collection, storage, processing and transfer of personal data continue to evolve. For example, the collection and use of health data and other personal data is governed in the European Union by the General Data Protection Regulation (“GDPR”), which extends the geographical scope of EU data protection law to entities and operations outside of the European Union under certain conditions and imposes substantial obligations upon companies and new rights for individuals, and by certain EU member state-level legislation. For example, the GDPR requires data controllers to implement stringent operational requirements for processors and controllers of personal data, including transparent and expanded disclosure to data subjects about how their personal data is to be used, limitations on retention of information, mandatory data breach notification requirements, and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Failure to comply with the GDPR may result in fines up to €20,000,000 or 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we may process, and we may be required to implement additional measures in an effort to comply with the GDPR and with other laws, rules, regulations and standards in the European Union, including those of EU member states, relating to privacy and data protection. This may be onerous and if our efforts to comply with GDPR or other applicable EU laws, rules, regulations and standards are not successful, or are perceived to be unsuccessful, it could adversely affect our business. Further, in July 2020, the European Court of Justice (“ECJ”) invalidated the EU-U.S. Privacy Shield, which had enabled the transfer of personal data from the European Union to the United States for companies that had self-certified to the Privacy Shield. The ECJ decision also raised questions about the continued validity of one of the primary alternatives to the EU-U.S. Privacy Shield, namely the European Commission’s Standard Contractual Clauses, and EU regulators have issued additional guidance regarding considerations and requirements that we and other companies must consider and undertake when using the Standard Contractual Clauses. Although the European Commission has presented a new set of Standard Contractual Clauses, which are required to be implemented, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses and it remains to be seen whether additional means for lawful data transfers will become available. To the extent that we were to rely on the EU-U.S. or Swiss-U.S. Privacy Shield programs, we will not be able to do so in the future, and the ECJ’s decision and other regulatory guidance or developments may impose additional obligations with respect to the transfer of personal data from the European Union and Switzerland to the United States, all of which could restrict our activities in those jurisdictions, limit our ability to provide our products and services in those jurisdictions, require us to modify our policies and practices, and to engage in additional contractual negotiations, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the European Union and Switzerland to the United States.

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

Finally, federal, state and foreign laws, rules, regulations and standards may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts and potentially requiring us to undertake additional measures to comply with them. In the United States, there are a broad variety of data privacy, protection and security laws, rules, regulations and standards that may apply to our activities, such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018 (“CCPA”)), state health information privacy laws, and federal and state consumer protection laws (for example, Section 5(c) of the Federal Trade Commission Act). A range of enforcement agencies exist at both the state and federal levels that can enforce these laws, rules, regulations and standards. For example, the CCPA, which took effect on January 1, 2020, requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with new data privacy rights (including the ability to opt out of certain disclosures of personal information), imposes new operational requirements for covered businesses, provides for significant civil penalties for violations as well as a private right of action for certain data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, California voters passed the California Privacy Rights Act of 2020 (“CPRA”) in November 2020, which becomes effective in most material respects on January 1, 2023. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new CCPA and CPRA. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities, depending on their interpretation. Further, laws in all 50 states require businesses to provide notice to customers whose personal data has been disclosed as a result of a data breach. Additionally, other state legislatures have enacted or are currently contemplating, and may pass, their own comprehensive data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements relevant to our business. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023, and in June 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023. The CPA and CDPA share similarities with the CCPA, the CPRA, and legislation proposed in other states.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the U.S. Securities and Exchange Commission (“SEC”) and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their implementing regulations, also imposes obligations, including mandatory contractual terms, on covered entities, which are health plans, healthcare clearinghouses, and certain health care providers, as those terms are defined by HIPAA, and their respective business associates and their subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare and data privacy and security laws and regulations will involve substantial ongoing costs and may require us to undertake or implement additional policies or measures. We may face claims and proceedings by private parties, and claims, investigations and other proceedings by governmental authorities, relating to allegations that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations, and it is possible that courts or governmental authorities may conclude that we have not complied with them, or that we may find it necessary or appropriate to settle any such claims or other proceedings. In connection with any such claims, proceedings, or settlements, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

Our business activities are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. These laws generally prohibit companies and their employees, agents, representatives, business partners, and third-party intermediaries from, directly or indirectly, offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to recipients in the public or private sector in order to influence official action or otherwise obtain or retain business. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, hospitals are owned and operated by the government, and doctors and other hospital employees would be considered foreign officials under the FCPA. Recently, the SEC and Department of Justice (“DOJ”) have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies.

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

These laws also require that we make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls and compliance procedures designed to prevent violations of anti-corruption laws. While we have policies and procedures to address compliance with such laws, there is no certainty that all of our employees, agents, representatives, business partners and third-party intermediaries, or those of our affiliates, will comply with our policies or applicable laws and regulations, for which we may be ultimately held responsible.

Allegations or violations of these laws and regulations could result in whistleblower complaints, fines, severe civil or criminal sanctions, settlements, prosecution, enforcement actions, damages, adverse media coverage, investigations, loss of export privileges, disgorgement, and other remedial measures, suspension or debarment from government contracts and prohibitions on the conduct of our business including our ability to offer our products in one or more countries. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. As a general matter, investigations, enforcement actions and sanctions could damage our reputation, our brand, our international activities, our ability to attract and retain employees and our business, prospects, operating results and financial condition.

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

Changes in tax law could increase the tax burden on our orphan drug programs and adversely affect our business and financial condition.

In 2017, the U.S. government enacted the Tax Act, which as modified by the CARES Act, includes significant changes to the taxation of business entities. These changes include, among others, a reduction in the orphan drug tax credit from 50% to 25% of qualifying expenditures. When and if we become profitable, this reduction in tax credits may result in an increased federal income tax burden on our orphan drug programs as it may cause us to pay federal income taxes earlier under the revised tax law than under the prior law and may increase our total federal tax liability attributable to such programs. Additionally, the current administration has proposed an increase of the corporate tax rate and other changes, including a global minimum tax, which, if enacted would further increase our total federal tax liability when and if we become profitable.

In addition, it is uncertain if and to what extent various states will conform to the Tax Act and proposed tax legislation, and states may enact suspensions or limitations on the use of NOLs and tax credits (including, without limitation, California legislation enacted in 2020 that suspends the use of California NOLs and limits the use of certain California tax credits for certain periods). The impact of the Tax Act and any proposed tax legislation on holders of our common stock is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to the Tax Act and any proposed tax legislation and the potential tax consequences of investing in or holding our common stock.

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees.

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and scientific and medical staff, particularly Faraz Ali, M.B.A., our Chief Executive Officer. Additionally, the effects of the COVID-19 pandemic may interfere with our ability to hire or retain qualified and key personnel. If we do not succeed in attracting and retaining such personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. We do not maintain “key person” insurance for any of our executives or other employees. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

As of September 30, 2021, we had more than 100 full-time employees. In order to successfully implement our development and commercialization plans and strategies, and as we begin to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials), consultants and other third parties, such systems are vulnerable to breakdown or other damage or interruption from, among other things, service interruptions, system malfunctions, natural disasters, terrorism, war, telecommunication and electrical failures, security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and other third parties, cyber-attacks and other hacking attempts by malicious third parties (including supply chain cyber-attacks or attacks by nation-state or nation-state supported actors, or the deployment of harmful malware, ransomware, distributed denial-of-service (“DDoS”) attacks, phishing attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information and personal data) or other data that we process or maintain or that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us.

We have in the past and may in the future experience phishing attempts, and companies have, in general, experienced an increase in phishing and social engineering attacks from third parties in connection with the COVID-19 pandemic, and the increase in remote working further increases security threats. To the extent that any data breach, disruption or security incident were to result in any loss, destruction, unavailability, alteration, disclosure, dissemination of, or damage or unauthorized access to, our personal data, applications, assets or any other data processed or maintained on our behalf, or for it to be believed or reported that any of the foregoing occurred, we could incur significant liability, including consequential damages, financial harm and reputational damage and the development and commercialization of our product candidates could be delayed. We cannot ensure that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent breakdowns or breaches in our or their systems or other cybersecurity incidents that cause loss, destruction, unavailability, alteration, dissemination of, or damage or unauthorized access to, our data, including personal data, assets and other data processed or maintained on our behalf, that could have a material adverse effect upon our reputation, business, operations or financial condition. We also rely on third parties to manufacture our product candidates, and any data breaches or other security events relating to their computer systems could also have a material adverse effect on our business. Controls employed by our information technology department and our CROs, consultants and other third parties could prove inadequate, and our ability to monitor such third parties’ data security practices is limited. Due to applicable laws, rules, regulations and standards or contractual obligations, we may be held responsible for any information security failure or cyber-attack attributed to our third-party service providers as they relate to the information we share with them.

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

Our commercial success depends in large part on our ability to obtain, maintain, protect, defend and enforce patents, trade secrets and other intellectual property for our product candidates and proprietary technologies and their uses, as well as our ability to operate without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of others. We rely on patent, copyright, trade secret and trademark laws in the United States and certain other countries to protect our proprietary technology, and we generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates, proprietary technologies and their uses that are important to our business. We also seek to protect our proprietary position by acquiring or in-licensing relevant issued patents or pending applications from third parties, but the efforts we and our licensors take to protect our intellectual property may provide only limited protection. In particular, the development of our product candidates and technology is at an early stage and consequently, our patent portfolio is also at an early stage. Presently, we own one issued U.S. patent, one allowed U.S. patent application and one other pending non-provisional U.S. patent application, seven non- expired Patent Cooperation Treaty (“PCT”) applications, nine pending foreign patent applications and at least five pending provisional U.S. patent applications. There can be no assurance that we or our licensors will obtain any additional issued patents or that any issued patents we or our licensors obtain will provide us with any competitive advantage. Any failure to obtain adequate patent protection for our product candidates and technology would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We cannot be certain that the claims in our U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign jurisdictions, or those of our licensors, will be considered patentable by the United States Patent and Trademark Office (“USPTO”), courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that any issued claims will not be found invalid or unenforceable if challenged. Additionally, our provisional applications may never result in issued patents. A U.S. provisional patent application expires twelve months from its filing date, and its subject matter can only be claimed in an issued patent if, among other things, we file a non-provisional patent application making a valid priority claim to that provisional patent application before it expires. If we do not timely file a non-provisional patent application, we may lose the benefit of the priority dates of our provisional patent application, and intervening prior art may jeopardize patent protection on the inventions disclosed in such a provisional patent application. While we intend to timely file non-provisional patent applications claiming the benefit of the priority dates of our provisional patent applications, and otherwise diligently prosecute our patent rights, we cannot predict whether any of our future patent applications for our technology and product candidates will result in the issuance of patents that effectively protect our technology and product candidates. Additionally, our owned pending PCT patent applications are not eligible to become issued patents until, among other things, we file a national stage patent application within 30 months in the countries in which we seek patent protection. If we do not timely file any national stage patent applications, we may lose our priority date with respect to our PCT patent applications and any patent protection on the inventions disclosed in such PCT patent applications. If we or our licensors do not successfully obtain patent protection, or if the scope of the patent protection we or our licensors obtain is not sufficiently broad, valid, and enforceable, we may be unable to prevent others from using our technology, developing or commercializing similar or identical technology and products, or marketing competing products and technologies. Any failure to obtain or maintain patent protection with respect to our technology and product candidates would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we own or in-license currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Our competitors or other third parties may avail themselves of safe harbor under the Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman Amendments”) to conduct research and clinical trials and may be able to circumvent our patent rights by developing similar or alternative technologies or products in a non-infringing manner. Any patents that we may own or in-license may be challenged or circumvented by third parties or may be narrowed, rendered unenforceable, or invalidated as a result of challenges by third parties. Consequently, we do not know whether our product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our potential future patents or the patents of our licensors by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and the inventorship, scope, validity or enforceability of our potential future patents or the patents of our licensors may be challenged in the courts or patent offices in the United States and abroad. For example, we may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review (“PGR”) and inter partes review (“IPR”), or other similar proceedings challenging any patents that we may own or in-license. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our owned or licensed pending patent applications. A third party may also claim that our potential future owned patents or licensed patent rights are invalid or unenforceable in a litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our potential future owned patents or licensed patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, our potential future patents or the patents of our licensors may become subject to post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our priority of invention or other features of patentability with respect to our potential future patents and patent applications and those of our licensors. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our potential future patents and patent applications or the patents and patent applications of our licensors is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Third parties may assert patent infringement claims against us directed at any of our product candidates based on our existing patent applications or patents that may be granted in the future, regardless of their merit. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our products, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, even if we or our future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Moreover, we cannot be certain that we could redesign our product candidates, treatment indications, or processes to avoid infringement, if necessary, and we could encounter delays in our product introductions while we attempt to develop alternative technology and product candidates to avoid infringing third-party intellectual property rights. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology and pharmaceutical industries involve a high degree of technological and legal complexity. Therefore, obtaining and enforcing biotechnology and pharmaceutical patents is costly, time consuming and inherently uncertain. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. We cannot predict the breadth of claims that may be allowed or enforced in our potential future patents or in third-party patents. In addition, the U.S. Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In 2011, the Leahy-Smith America Invents Act (“Leahy-Smith Act”) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also may affect patent litigation. These also include provisions that switched the United States from a first-to-invent system to a first inventor-to-file system, allow third-party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent by the USPTO administered post grant proceedings, including post-grant review, inter partes review and derivation proceedings. Under a first-inventor-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor was the first to invent the claimed invention. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first-to-file provisions, became effective in 2013. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of our patent applications.

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

We or our licensors may be subject to claims that former employees or other third parties have an ownership interest in our owned patent applications or in-licensed patents, trade secrets or other intellectual property rights as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or other third parties who are involved in developing our current or future products. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership of our patent applications or our licensors’ owned or in-licensed patents, trade secrets or other intellectual property rights. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property rights that are important to our current or future product candidates. It may be necessary or we may desire to enter into a license to settle any such claim; however, there can be no assurance that we would be able to obtain a license on commercially reasonable terms, if at all. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees, and any litigation or the threat of litigation may adversely our reputation or affect our ability to hire employees or contract with independent contractors.

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

Our current licenses impose, and our future licenses likely will impose, various diligence, royalty payment, milestone payment, insurance and other obligations on us. If we fail to comply with any of these or other obligations in our license agreements, we may be required to pay damages and the licensor may have the right to terminate the licenses. Termination by the licensor would cause us to lose valuable rights and could prevent us from developing and commercializing our product candidates and proprietary technologies. Our business would be seriously harmed if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. Furthermore, if any current or future licenses terminate, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties may gain the freedom to seek regulatory approval of, and to market, products identical to ours. If our license agreements terminate, or we experience a reduction or elimination of licensed rights under these agreements, we may have to negotiate new or reinstated licenses with less favorable terms or we may not have sufficient intellectual property rights to operate our business.

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

These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we have limited ability to control the amount or timing of resources that any such third party will devote to our preclinical studies or our planned clinical trials. Furthermore, the competition for third parties has increased as a result of the COVID-19 pandemic. The third parties we rely on for these services may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. Some of these third parties may terminate their engagements with us at any time. We also expect to have to negotiate budgets and contracts with CROs and clinical trial sites and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs. If we need to enter into alternative arrangements with, or replace or add any third parties, it would involve substantial cost and require extensive management time and focus, or involve a transition period, and may delay our drug development activities, as well as materially impact our ability to meet our desired clinical development timelines.

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

We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We plan to fully integrate and internalize AAV manufacturing capabilities to support our Gene Therapy and Cellular Regeneration platforms and have initiated construction of a cGMP manufacturing facility. Until our manufacturing facility is complete and operational, we will continue to rely on third-party manufacturers for our Gene Therapy and Cellular Regeneration platforms. Moreover, to optimize our use of resources and utilize extensive third-party experience in small molecule manufacturing, we intend to continue to rely on third-party manufacturers for our small molecule programs.

Competition for third-party manufacturers and supplies has increased as a result of the COVID-19 pandemic. Changing third-party manufacturers could result in delays in our manufacturing supply chain which could delay or otherwise impact development of our programs and result in increased costs.

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

We do not have complete control over all aspects of the manufacturing process of our CDMOs and are dependent on these CDMOs for compliance with cGMP regulations for manufacturing active pharmaceutical ingredients (“API”), drug substance and finished drug products. We are in the process of developing our supply chain for each of our product candidates and intend to put in place framework agreements under which CDMOs will generally provide us with necessary quantities of API, drug substance and drug product on a project-by-project basis based on our development needs. As we advance our product candidates through development, we will consider our lack of redundant supply for the API, drug substance and drug product for each of our product candidates to protect against any potential supply disruptions. However, we may be unsuccessful in putting in place such framework agreements or protecting against potential supply disruptions.

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

We rely on third-party suppliers for the raw materials required for the production of our product candidates for all of our programs. Our reliance on third-party supplies will continue even after we operationalize our cGMP manufacturing facility to support our Gene Therapy and Cellular Regeneration platforms. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of raw materials involve several risks, including limited control over pricing, availability, quality and delivery schedules. As a small company, our negotiation leverage is limited and we are likely to get lower priority than our competitors who are larger than we are. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials, especially in light of the supply chain issues caused by the effects of the COVID-19 pandemic, that we require or satisfy our anticipated specifications and quality requirements. Any interruption in supply of raw materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supplier in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would seriously harm our business.

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
•

our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs; and

•	our inability to realize anticipated efficiencies and strategic benefits from such acquisitions or strategic partnerships.

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

Factors that may inhibit our efforts to commercialize any approved product on our own include:

•	our inability to recruit and retain adequate numbers of effective sales, marketing, reimbursement, compliance, customer service, medical affairs and other support personnel;
•	our inability to recruit and build a commercial infrastructure due to the impacts of the COVID-19 pandemic;
•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future approved products;

•	the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement, and other acceptance by payors;
•	the inability to price our products at a sufficient price point to ensure an adequate and attractive level of profitability;
•	restricted or closed distribution channels that make it difficult to distribute our products to segments of the patient population;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent commercialization organization.

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

Prior to our initial public offering, no market for shares of our common stock existed. The trading market for our common stock on the Nasdaq Global Select Market has been limited and an active trading market for our shares may not be sustained. The lack of an active market may also reduce the fair market value of your shares of common stock. Furthermore, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic collaborations or acquire companies, technologies or other assets by using our shares of common stock as consideration.

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

Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this periodic report, these factors include:

•	the timing and results of preclinical studies and clinical trials of our product candidates, those conducted by third parties or those of our competitors;
•	the success of competitive products or announcements by potential competitors of their product development efforts;
•	regulatory actions with respect to our products or our competitors’ products;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other intellectual property or proprietary rights;
•	the recruitment or departure of key personnel;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	market conditions in the pharmaceutical and biotechnology sector;
•	changes in the structure of healthcare payment systems;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or our other stockholders;
•	expiration of market stand-off or lock-up agreements;
•	the impact of any natural disasters or public health emergencies, such as the COVID-19 pandemic;
•	the availability of fiscal and monetary stimulus measures to counteract the impact of natural disasters or public health emergencies, such as the COVID-19 pandemic;
•	fluctuations in interest rates and inflation rates; and
•	general economic, political, industry and market conditions.

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

•	our ability to commercialize any of our product candidates, if approved, inside and outside of the United States, either independently or working with third parties;

•	our ability to establish and maintain collaborations, licensing or other arrangements;
•	our ability to adequately support future growth;
•	potential unforeseen business disruptions that increase our costs or expenses;
•	future accounting pronouncements or changes in our accounting policies;
•	the changing and volatile global economic and political environment; and
•	increased impact from the COVID-19 pandemic on the costs and timing associated with the conduct of our clinical trial and other related business activities.

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

As of September 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 50.0% of our common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

As of September 30, 2021, we had 41,280,402 outstanding shares of common stock on an as converted basis. Of these shares, 13,800,000 shares are freely tradable and substantially all of the remaining shares of common stock will be available for sale in the public market beginning in January 2022 following the scheduled expiration of lock-up agreements that certain of our stockholders and the underwriters entered into in connection with our IPO. Morgan Stanley & Co. LLC, Piper Sandler & Co. and Cowen and Company, LLC may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market.

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

Moreover, as of September 30, 2021, holders of an aggregate of 26,102,278 shares of our common stock had rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market beginning in February 2022 following the scheduled expiration of lock-up agreements that certain of our stockholders and the underwriters entered into in connection with our initial public offering.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in our periodic reports;

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”);
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

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”), which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and the Nasdaq Stock Market LLC (“Nasdaq”), including the Nasdaq Board Diversity Rule, which was approved by the SEC on August 6, 2021, regarding the diversity of our board of directors. We are also subject to more stringent state law requirements. For example, under California law, we will be required to have at least three female directors on our board of directors and one director from an “underrepresented community” by December 31, 2021, and two additional directors from an “underrepresented community” by December 31, 2022. A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. We cannot guarantee that we can recruit, attract and/or retain qualified members of the board of directors and meet gender and diversity requirements under California law or the Nasdaq rule, which may expose us to financial penalties and adversely affect our reputation.

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

Our internal control over financial reporting will not prevent or detect all errors and all fraud or prevent material weaknesses from being identified in such reporting. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

In addition, Section 203 of the General Corporation Law of the State of Delaware (“DGCL”), prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

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

From July 1, 2021 through July 30, 2021 (the date of the filing of our registration statement on Form S-8, File No. 333-258337), we granted to our employees stock options to purchase an aggregate of an aggregate of 446,998 shares of our common stock under the 2016 Plan at an exercise price of $10.56 per share.

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

(b)	Use of Proceeds from Public Offering of Common Stock

On August 3, 2021, we completed our IPO and issued an aggregate of 13,800,000 shares of its common stock (inclusive of 1,800,000 shares pursuant to the underwriters’ overallotment option) at a price of $15.00 per share. The gross proceeds from the offering for shares sold in our IPO was $207.0 million. We received net proceeds from the IPO of approximately $188.5 million, after deducting underwriting discounts and commissions of approximately $14.5 million and offering expenses of approximately $4.0 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates. Morgan Stanley & Co. LLC, Piper Sandler & Co. and Cowen and Company, LLC acted as book-running managers for the IPO. Shares of our common stock began trading on the Nasdaq Global Select Market on July 30, 2021. The offer and sale of the shares were registered under the Securities Act on a registration statement on Form S-1 (Registration No. 333-257820), which was declared effective on July 29, 2021. There has been no material change in the planned use of proceeds from our IPO as described in the registration statement on Form S-1.

(c)	Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Tenaya Therapeutics, Inc.	8-K	001-40656	3.1	8-3-2021

3.2	Amended and Restated Bylaws of Tenaya Therapeutics, Inc.	8-K	001-40656	3.2	8-3-2021

4.1	Specimen common stock certificate of the Registrant	S-1/A	333-257820	4.2	7-26-2021

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-257820	10.1	7-26-2021

10.2	2021 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-257820	10.3	7-26-2021

10.3	2021 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	333-257820	10.4	7-26-2021

10.4	Employment Letter between the Registrant and Faraz Ali, M.B.A.	S-1/A	333-257820	10.5	7-26-2021

10.5	Employment Letter between the Registrant and Timothy Hoey, Ph.D.	S-1/A	333-257820	10.6	7-26-2021

10.6	Employment Letter between the Registrant and Leone D. Patterson, M.B.A.	S-1/A	333-257820	10.7	7-26-2021

10.7	Employment Letter between the Registrant and Whittemore (Whit) Tingley, M.D., Ph.D.	S-1/A	333-257820	10.8	7-26-2021

10.8	Executive Change in Control and Severance Plan.	S-1/A	333-257820	10.12	7-26-2021

10.9	Executive Incentive Compensation Plan.	S-1/A	333-257820	10.13	7-26-2021

10.10	Outside Director Compensation Policy.	S-1/A	333-257820	10.14	7-26-2021

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the

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

Tenaya Therapeutics, Inc.

Date: November 10, 2021	By:	/s/ Faraz Ali, M.B.A.
Faraz Ali, M.B.A.
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Leone D. Patterson, M.B.A.
Leone D. Patterson, M.B.A.
Chief Financial and Business Officer (Principal Financial and Accounting Officer)