Form 10-K
period 2021-12-31
Tenaya Therapeutics, Inc.
filed 2022-03-23
CIK 1858848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM___________TO___________

Commission File Number 001-40656

TENAYA THERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	81-3789973
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
171 Oyster Point Boulevard, 5th Floor South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 825-6900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.0001 par value per share	TNYA	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Stock Market on December 31, 2021 was $527,747,589. The Registrant has elected to use December 31, 2021, which was the last business day of the Registrant’s most recently completed fiscal year, as the calculation date because on June 30, 2021 (the last business day of the Registrant’s mostly recently completed second fiscal quarter), the Registrant was a privately-held company.

The number of shares of Registrant’s Common Stock outstanding as of March 17, 2022 was 41,294,053.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s 2021 fiscal year ended December 31, 2021.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, investors can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements about:

•
the ability of our preclinical studies and planned clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
•
the timing, progress and results of preclinical studies and planned clinical trials for our current product candidates and other product candidates we may develop;
•
the timing, scope and likelihood of regulatory filings and approvals, including timing of investigational new drugs (INDs), clinical trial applications (CTAs), U.S. Food and Drug Administration (FDA) approvals, and final regulatory approval of our current product candidates and any other future product candidates;
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
•
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

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, investors should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I

Item 1. Business.

Overview

We are a biotechnology company committed to a bold mission: to discover, develop and deliver curative therapies that address the underlying drivers of heart disease. Heart disease is the leading cause of death in the world, accounting for more deaths than from all cancers combined. In the United States, more than 30 million adults are diagnosed with heart disease and approximately 40,000 children are born each year with congenital heart disease (CHD). There are over 250 known genetically defined disorders where the primary source of morbidity and mortality involves the heart, but there are few approved products that target the underlying cause of such diseases. Recent analysis has shown that mortality rates due to heart failure are rising. While there is a clear need for improved treatments, the rate of cardiovascular drug product approvals has declined in recent years.

Our vision is to change the treatment paradigm for heart disease, and in doing so improve and extend the lives of millions of individuals and families. We are advancing a pipeline of disease-modifying therapies developed using our product platforms and core internal capabilities to target defined sub-populations of patients with both rare and highly prevalent forms of heart disease.

Founded by leading cardiovascular scientists from Gladstone Institutes and University of Texas Southwestern Medical Center (UTSW), we are developing therapies through scientific advancements in three distinct but interrelated product platforms: Gene Therapy, Cellular Regeneration and Precision Medicine. While our Gene Therapy and Cellular Regeneration platforms focus on the use of viral vectors for drug delivery, our Precision

Medicine platform enables us to identify promising targets and product candidates in a modality-agnostic manner, including gene therapies, small molecules, and biologics.

We are advancing a deep and diverse pipeline that includes both gene therapies and small molecules. The most advanced product candidate from our Gene Therapy platform is TN-201, an adeno-associated virus (AAV)-based gene therapy to address genetic hypertrophic cardiomyopathy (gHCM) caused by Myosin Binding Protein C3 (MYBPC3) gene mutations. TN-201, currently in investigational new drug (IND)-enabling studies, is designed to deliver a fully functional MYBPC3 gene driven by our proprietary heart-specific promoter to restore normal levels of MYBPC3 protein. The Food and Drug Administration (FDA) granted TN-201 orphan drug designation and we intend to submit an IND application to the FDA for the product candidate in the second half of 2022. We plan to initially develop TN-201 for adults with gHCM caused by haploinsufficient MYBPC3 mutations and believe we can later expand to the treatment of pediatric patients with the same mutations. In 2021 we initiated the MyClimb global natural history study to support the future evaluation of TN-201 in pediatric patients.

Leveraging our Precision Medicine platform we discovered and are advancing TN-301 (previously referred to as TYA-11631), a highly specific small molecule inhibitor of histone deacetylase 6 (HDAC6i) that has potentially broad utility in both heart failure with preserved ejection fraction (HFpEF) as well as genetic dilated cardiomyopathy (gDCM). TN-301 is currently in IND-enabling studies and we intend to submit an IND to the FDA in the second half of 2022.

We are also developing TN-401, an AAV-based gene therapy that addresses genetic arrhythmogenic right ventricular cardiomyopathy (gARVC) caused by plakophilin 2 (PKP2) gene mutations. We are initiating IND enabling studies for TN-401 and expect to submit an IND to the FDA in 2023.

Our earlier stage programs include an AAV-based gene therapy designed to express the Dwarf Open Reading Frame (DWORF) gene in the heart. This program has potentially broad utility in dilated cardiomyopathy (DCM) and heart failure with reduced ejection fraction (HFrEF) and is currently at the candidate selection stage. Our Reprogramming program for cardiac regeneration can potentially replace heart cells lost in patients experiencing heart failure due to prior myocardial infarction (MI) and is also at the candidate selection stage. In addition, we have numerous earlier-stage programs emerging from our product platforms to address other forms of heart failure.

Our Product Platforms

We have established three distinct but interrelated product platforms to discover novel therapies for various forms of heart disease. These platforms bring together differentiated science, capabilities, and intellectual property to enable multi-modality drug discovery. As displayed below, each of our product platforms is designed to address different problems that have historically plagued the development of therapies for heart disease. We believe these three product platforms together yield better insight into disease processes, create more opportunities for successful drug development, mitigate scientific risks, and differentiate our efforts relative to competitors.

Our Product Platforms Powering Multi-Modality Drug Discovery

1.
Our Gene Therapy platform uses AAVs to deliver genes to specific cells in the heart to correct or compensate for functional defects. We have the ability to use both known AAV capsids as well as novel capsids identified through our internal capsid engineering capabilities. Depending on the nature of the disease, we may target cardiomyocytes, cardiac fibroblasts, or other cells important to the proper functioning of the heart. The genes delivered can be a healthy copy of genes that are known to be mutated in human disease, or some other protein or construct that can exert a therapeutic effect. The product candidates arising from this platform are intended to overcome the shortcomings of traditional therapies that are not able to address the underlying problems that contribute to heart disease. We believe this platform has potentially broad utility for both genetic and non-genetic forms of heart disease. For additional information regarding our Gene Therapy Platform, see “Our Product Platform – Gene Therapy Platform” below.
2.
Our Cellular Regeneration platform uses viral vectors to deliver specific combinations of genes to existing cells in the heart to regenerate cardiomyocytes through two distinct in vivo approaches: One approach uses AAV vectors to deliver proprietary combinations of genes that induce the resident cardiac fibroblasts to convert to cardiomyocytes. Another approach uses non-integrating lentiviruses to deliver proprietary combinations of genes that induce the resident cardiomyocytes to undergo transient cell division. The product candidates arising from this platform are intended to overcome the shortcomings of traditional therapies that address symptoms but are not able to address the irreversible loss of cardiomyocytes. We believe this platform has potentially broad utility across a range of heart conditions that result in the loss of cardiomyocytes, including MI, chemotherapy-related toxicity, and viral infection. For additional information regarding our Cellular Regeneration Platform, see “Our Product Platform – Cellular Regeneration Platform” below.
3.
Our Precision Medicine platform uses human induced pluripotent stem cell-derived cardiomyocytes (hiPSC-CMs) as proprietary disease models combined with analysis of human genetics and the use of machine learning algorithms for the identification of new targets, validation of known targets, and high-throughput screening for drug discovery. This platform is intended to overcome the shortcomings of traditional drug development efforts that rely more heavily on insights from animal models to identify targets and to develop therapies intended for human heart disease. We believe this platform may also help identify promising drug targets directed to sub-populations of patients who are more likely to respond to such targeted product candidates. We believe this platform has potentially broad utility for the identification of targets and therapies in a modality-agnostic manner—including gene therapy, small molecules, and biologics—for both genetic and non-genetic forms of heart disease. For additional information regarding our Precision Medicine Platform, see “Our Product Platform – Precision Medicine Platform” below.

Our Approach and Capabilities

Foundational to our product platforms and our pipeline programs are our core capabilities that we have internalized and integrated. We believe can collectively support rapid product development, precise product delivery, and efficient production, which ultimately improves the probability of technical and regulatory success of our product candidates.

Our Core Capabilities Supporting Our Differentiated Product Platforms

Our five core capabilities include:

1.
Disease Models. Having better models of human heart disease is an important capability for drug discovery. Existing models may not be adequate to assess the efficacy or safety of novel therapies. In order to achieve this, we have internalized the ability to create and integrate proprietary in vitro and in vivo models within our research organization. For our in vitro hiPSC-CM disease models, we use multiple methods to induce phenotypes within cell lines that simulate human diseases and then use these models for high throughput target identification and drug discovery. For our in vivo disease models, we have a dedicated onsite in vivo pharmacology group and vivarium, where we have established approximately 17 rodent heart disease models, both genetic and non-genetic, and can dose animals, perform heart surgeries, and use non-invasive imaging to assess the impact of our therapies under development.
2.
Capsid Engineering. We have established in-house AAV capsid engineering capabilities and have successfully screened over one billion variants from more than 30 diverse, proprietary AAV libraries in multiple in vitro, in vivo, and in silico models to discover novel AAV capsids that can target the different types of cells in the heart. We have generated preclinical data to support the superiority of these capsids over parental variants in multiple species—including non-human primates (NHPs)—against multiple attributes. These capsids are designed to have desirable properties including the ability to more selectively target the heart versus other organs as well as lower susceptibility to neutralizing antibodies. We believe our capsid engineering efforts will be critical in supporting the successful clinical development of our product candidates and enabling those product candidates, if approved, to reach more patients.
3.
Promoters and Regulatory Elements. We have created novel promoters and regulatory elements that support our gene therapy and cellular regeneration programs by controlling the expression of genes within the cells. We use these innovations to help ensure more precise and more robust expression of therapeutic payloads in the different cell types of the heart as compared to what can be achieved with currently available methods. We believe our innovations can support successful clinical development in part by improving the efficacy and safety profile of our product candidates.
4.
Drug Delivery. We are actively exploring different routes of administration (ROAs) as well as different infusion- and injection-based methods for delivering our AAV-based therapies. We have designed a new catheter to support more targeted delivery and more efficient uptake of therapeutic payloads in the heart. We believe our discoveries in drug delivery can help widen the therapeutic index of our product candidates by reducing the dose required for a therapeutic benefit.
5.
Manufacturing. We have taken important steps towards internalizing both current Good Manufacturing Practice (cGMP) and non-GMP AAV manufacturing capabilities to support our emerging portfolio of gene therapy and cellular regeneration product candidates. This includes a growing in-house team of approximately 35 personnel that can support process development, analytical development (AD), quality control (QC) and GMP manufacturing (MFG). In addition, we have established a Quality Assurance Organization to oversee our GxP operations, including cGMP, Good Laboratory Practices (GLP) and Good Clinical Practices. We have produced non-clinical material involving multiple parental AAV capsids at the 50L and 200L scales to support early research and IND-enabling studies in small and large animal models. We have initiated construction of a cGMP facility in the San Francisco Bay Area near our research labs to enable smooth scale-up of production to support first-in-human (FIH) studies, initially at the 1000L scale. We expect this facility will be operational in the first half of 2022. We have in-licensed certain manufacturing intellectual property to support our programs.

For additional information regarding our Approach and Capabilities, see “Our Approach and Capabilities” below.

Our Pipeline

We are advancing a deep and diverse pipeline of therapeutic programs intended for rare diseases, such as gHCM and gARVC, as well as for more prevalent forms of heart disease, such as DCM and HFpEF. We have exclusive worldwide rights to all of our programs. Our pipeline includes programs that have emerged from our internal efforts, including various ongoing early-stage discovery efforts across our platforms, as well as programs that are based on intellectual property licensed from academic institutions.

* USA Prevalence refers to the number of patients in the United States with the indication based on publicly available market data

•
MYBPC3 Program for gHCM. We are developing an AAV-based gene therapy designed to deliver a functional MYBPC3 gene in adults and children with gHCM due to MYBPC3 gene mutations, estimated to affect more than 115,000 patients in the United States. These mutations can cause the heart walls of affected individuals to become significantly thickened, leading to fibrosis, abnormal heart rhythms, cardiac dysfunction, heart failure, and sudden cardiac death in some adults and children. Based on publicly available information to date, we believe there are currently no approved treatments that address the underlying genetic cause of this disease. Our product candidate, TN-201, uses a differentiated approach designed to enable robust expression of the MYBPC3 gene in the heart. We have demonstrated significant and durable disease reversal and survival benefit in a relevant murine model after a single dose, as well as tolerability in mice and NHPs in pilot non-GLP toxicology and biodistribution studies. We have obtained feedback from multiple regulatory agencies, including the FDA, to guide our preclinical, clinical development and manufacturing plans. We will continue to seek additional feedback from these regulatory agencies as necessary. In 2021, the FDA granted orphan drug designation for TN-201 for the potential treatment of MYBPC3-associated gHCM. TN-201 is currently in IND-enabling studies and we intend to submit an IND to the FDA in the second half of 2022.
•
HDAC6i Program for HFpEF. We are developing TN-301, a small molecule inhibitor with high specificity for HDAC6i. TN-301 is intended for the treatment for various forms of heart failure, including HFpEF. HFpEF is one of the greatest areas of unmet need in heart disease with more than three million patients in the United States and currently no approved disease-modifying therapies. This disease involves systemic inflammation, left ventricular (LV) hypertrophy, fibrosis, and diastolic dysfunction resulting in high morbidity and mortality in affected individuals. TN-301 and related molecules have demonstrated in vivo activity in multiple animal models, including significant disease reversal in two different models of HFpEF, as well as tolerability in mice and NHPs in pilot non-GLP toxicology and biodistribution studies. Based on publicly available information to date, we believe TN-301 is the first HDAC6i being developed for heart disease. We have initiated IND-enabling activities and intend to submit an IND to the FDA in the second half of 2022. We intend to seek feedback from multiple regulatory agencies, including the FDA, as necessary.
•
PKP2 Program for gARVC. We are developing an AAV-based gene therapy designed to deliver a functional PKP2 gene in adults with gARVC due to PKP2 gene mutation, estimated to affect more than 70,000 patients in the United States. These mutations can cause enlargement of the right ventricle (RV) in affected individuals, replacement of heart muscle with fibrotic tissue and fatty deposits, and severely abnormal heart rhythms (arrhythmia) that can make it harder for the heart to function properly and result in sudden cardiac death in some adults and children. Based on publicly available information to date, we believe there are currently no approved treatments that address the underlying genetic cause of gARVC. Our product candidate, TN-401, has demonstrated prevention of disease progression and survival benefit after a single dose in a mouse model of ARVC, as well as tolerability in a pilot non-GLP toxicology and biodistribution study. Based on publicly available information to date, we believe these data are the first known demonstrations of durable disease modification, survival benefit, and prevention of arrhythmia using an AAV:PKP2 gene therapy construct. We are initiating IND-enabling studies for TN-401 and expect to submit an IND to the FDA in 2023. We intend to seek feedback from multiple regulatory agencies, including the FDA, as necessary.
•
DWORF Program for DCM. We are developing an AAV-based gene therapy designed to deliver the DWORF gene for patients with DCM, estimated to affect about one million patients in the United States. DCM is a progressive and life-threatening disease that causes LV enlargement, LV wall thinning, insufficient contraction, reduced blood flow, ventricular arrhythmias (VA), and can result in premature morbidity and need for heart transplant in affected individuals. DWORF is a muscle-specific micro-peptide first discovered by our co-founder Eric Olson, Ph.D. that acts on the sarcoplasmic/endoplasmic reticulum Ca2+ ATPase 2a (SERCA2a) pathway, widely considered to be a promising target in heart failure. We and our academic collaborators have accumulated significant preclinical in vivo proof-of-concept evidence for the therapeutic benefit of over-expression of the DWORF gene in multiple murine models, including models of gDCM and HFrEF, as well as tolerability in murine models. Based on publicly available information to date, we believe these are the first demonstrations of the potential benefit of AAV:DWORF. This program is currently at the candidate selection stage.

•
Reprogramming Program for heart failure due to prior MI. We are developing an AAV-based approach to cellular regeneration that involves converting (or reprogramming) existing cardiac fibroblasts within the heart to turn into new cardiomyocytes and to replace cells permanently lost due to

MI. There are estimated to be more than four million patients in the United States living with heart failure due to prior MI. The loss of cardiomyocytes in affected individuals permanently impairs heart contraction, leading to heart failure and potentially fatal arrhythmias, and the death of approximately 5% to 10% of MI survivors within the first year. There are currently no approved treatments that address the underlying loss of heart tissue. The potential utility of our unique approach to creating new cardiomyocytes was first demonstrated by our co-founder Deepak Srivastava, M.D. We have discovered a proprietary combination of three genes that can drive robust in vivo reprogramming of cardiac fibroblasts to cardiomyocytes when delivered together in a single AAV capsid. We have demonstrated significant and durable disease reversal as well as tolerability in multiple small and large animal models. Based on publicly available information to date, we believe our results in a pig model of heart failure due to prior MI represent the first-ever successful demonstration of the potential benefit of this approach in a human-sized heart. This program is currently at the candidate selection stage.

Overview of Heart Disease

Heart disease is the leading cause of death in the world, accounting for more deaths than from all cancers combined. In the United States, more than 30 million adults, or approximately 12% of the adult population, are diagnosed with heart disease. In addition, an adult dies from a cardiovascular-related health condition, such as a heart attack every 36 seconds, a gruesome statistic that translates to approximately 1 in 4 deaths in the United States. The picture is equally bleak at the other end of the age spectrum, as approximately 40,000 children are born in the United States every year with CHD, the leading cause of birth defect-related morbidity and mortality. There are over 250 known genetically defined disorders where the primary source of morbidity and mortality involves the heart, but there are few approved products that target the underlying cause of such diseases. Recent analysis has shown that after decades of reduction in the mortality rate due to heart failure, these rates are once again rising, highlighting the need for improved treatments.

The heart is a complex organ due to its biological structure as well as its tightly regulated and coordinated electrophysiological and biomechanical properties. Heart disease comes in many forms, affects individuals at many ages, and is a result of many factors. As depicted in the below table, heart disease can be generally categorized as either directly resulting from problems associated with the heart organ, for example, heart failure, arrhythmia and heart valve disease; or indirectly resulting from problems associated with the vasculature, for example, coronary artery disease (CAD). In each case, the underlying cause could be genetic, or due to normal aging or due to environmental factors.

The table below illustrates four broad categories of heart disease:

CATEGORIES	DESCRIPTION

Heart Failure

Heart failure is a heart condition in which the heart’s pumping capacity is not adequate to meet the demands for blood and oxygen required by the rest of the body. Heart failure can be the result of a range of conditions that lead to weakening of the heart muscle. Conditions that can be associated with the development of heart failure include a heart attack, uncontrolled high blood pressure, CHD (heart defects present at birth), and genetic cardiomyopathies.

Arrhythmia

Arrhythmia is one of the most common heart conditions and is described as any change in the heart’s normal electrical impulses. Electrical impulses from within the heart initiate each heartbeat and ensure its normal pumping function. Arrhythmias can cause the heart to beat too quickly, too slowly or irregularly, resulting in a broad range of symptoms as well as sudden death and stroke.

Heart Valve Disease

Heart value disease occurs when there is a problem with one or more of the four valves that normally work in unison to make sure that blood is pumped in the proper direction through the four chambers of the heart.

Coronary Artery Disease (CAD)

CAD is among the most common type of heart disease and occurs when plaque grows in the walls of the coronary arteries, limiting the blood flow to the heart’s muscle. CAD can ultimately lead to a heart attack.

While there is significant unmet need in the field of heart disease, historically there have been challenges in developing novel therapies for the different forms of heart disease. We are currently focused on heart failure and arrhythmia, particularly when these diseases can be traced to some underlying genetic defect.

Current Challenges in the Development of Novel Therapies for Heart Disease

•
Most development efforts focus on treating symptoms rather than targeting the underlying causes of diseases. First-line therapies for heart failure such as generic small molecules, including ACE inhibitors, angiotensin II receptor blockers, beta blockers, aldosterone antagonists, and diuretics, are most commonly used, irrespective of the underlying cause of the heart failure.
•
Identifying new disease-modifying targets is challenging. There is a high reliance on animal models that are not always predictive of human heart disease. There is only a 4% to 7% overall probability of successful drug development from Phase 1 through commercialization for heart disease, among the lowest of all therapeutic areas.

•
Genetic diagnosis and genetic counseling are limited. Most patients presenting with heart disease do not currently obtain a genetic test as part of their diagnosis. Given there are almost no therapies that are targeted at the underlying genetic cause of the disease, physicians may believe a genetic test will not influence treatment and management decisions. Additionally, even when patients do receive a genetic diagnosis, genetic counseling and family screening are not commonly employed. As a result, family members who may be at risk of disease are not consistently identified. Additionally, this also limits the availability of patients for clinical trials of genetic medicines in heart disease.
•
Regenerative therapy science is still in its early stages. Historical attempts at developing cell and gene therapies for heart disease have not been successful. Much effort was devoted to regenerative medicine approaches using autologous (from self) or allogeneic (from donors) cell sources, but after more than 150 clinical studies involving thousands of patients over the last two decades, those efforts have mostly ended in failure. Factors that likely contributed to these failures include (1) an insufficient number of new cells surviving rejection by the immune system, (2) only modest efficacy from the surviving cells, and (3) arrhythmia caused by abnormal electric activity and connections between new cells and the existing cells.
•
Gene therapy science for the heart is still maturing. There have been few attempts at gene therapy for heart disease. Most early gene therapy efforts used adenoviruses instead of AAV. The most well-known AAV-based effort involved the use of AAV1 to deliver SERCA2a. After promising preclinical and early clinical results, this effort was discontinued following an unsuccessful Phase 2b study. These first-generation gene therapy efforts for the heart did not have the benefit of more recent advances in capsids, promoters, delivery, and manufacturing.
•
Regulatory requirements are stringent. Historically, cardiovascular drug development has involved large clinical studies to demonstrate a survival benefit over and above standard-of-care, and with very low tolerance for safety risks. Endpoints focused on functional improvements, such as change in ejection fraction (EF), have generally not been sufficient for FDA approval. This translates to a need for very large, long, and expensive randomized and placebo-controlled clinical studies. The size of a clinical study used to support treatment recommendations for heart failure can involve approximately 2,000 to 8,000 patients. As an example, studies for therapies intended to treat diabetes may require safety trials involving 5,000 to 15,000 patients to rule out cardiovascular risk.
•
Costs of development are high. In part due to the historical need for very large clinical studies, drug development for new therapies of heart disease has been very long and expensive. A recent analysis demonstrated that, on average, biopharmaceutical companies spent $1 billion in clinical development per cardiovascular drug product approval, the highest ratio among all therapeutic areas.
•
Patient access barriers are challenging. In addition to being the leading cause of death, heart disease is one of the largest and most expensive categories for payers. The United States spends approximately $363 billion per year on cardiovascular disease alone, which has historically represented the most expensive category of chronic diseases to treat. The total direct and indirect costs of heart failure alone are expected to increase to $70 billion by 2030. As a result, heart disease is an area of focus for cost-containment and price sensitivity for new therapies for both private and public payers.

These factors have contributed to a decline in successful heart disease drug development. Between 2000 and 2009, FDA approvals for new cardiovascular drug products declined by approximately 33% compared with the prior decade. While heart disease is the leading cause of death in the world, fewer resources have been mobilized in support of new therapies for heart disease relative to investment in other therapeutic areas, such as oncology and diseases of the central nervous system.

However, there are recent signs of improvement. There is increasing insight into the genetic causes of heart disease and a greater push for more consistent genetic testing and family counseling supported by (1) updated clinical practice guidelines such as 2020 American College of Cardiology (ACC) and American Heart Association (AHA) recommendations for patients with hypertrophic cardiomyopathy (HCM), (2) the push by patient advocacy organizations for mandatory screening of young athletes, and (3) increased availability of accessible genetic testing covering more than 150 relevant genes associated with inherited arrhythmia and cardiomyopathy conditions. There are also a small but growing number of examples of clinical success with precision medicine approaches in cardiology, including in genetic cardiomyopathies.

We believe with the evolving understanding of heart disease in the scientific community and the general public, there are significant opportunities where we can benefit from and support the evolution towards more precise diagnosis, drug development, and treatment for heart disease, as depicted in the diagram below.

The Evolving Landscape of Heart Disease

Our Strategy

Our goal is to become a leading, fully integrated biotechnology company delivering next-generation therapies that address the underlying causes of heart disease identified through our multi-modality product platforms. We are taking advantage of an expanded understanding of heart biology and advances in the science to discover, develop, manufacture and ultimately commercialize a deep and diverse pipeline of novel therapies. The key components of our strategy to achieve these goals are:

•
Focus exclusively on heart disease. Heart disease is still the leading cause of death globally, more than all cancers combined, and the unmet medical need remains high. We see significant opportunity to address this sizable market with our dedicated strategy. The heart is a complex organ to target, in part due to the tightly regulated and coordinated electrophysiological and biomechanical properties that can complicate delivery of effective therapies and necessitates a deep understanding of heart biology. Our laser focus leads to insights that underpin our foundational and differentiated capabilities to address challenges that have historically presented barriers to the successful development of novel therapies for the heart.
•
Develop disease-modifying therapies. We are focused on developing disease-modifying and potentially life-saving novel therapies that target the underlying causes of heart disease. We are particularly interested in areas where there is no current standard-of-care or where we believe the nature and the magnitude of the effect of our therapies will be significant relative to existing standards-of-care. For example, we believe our AAV-based gene therapies for genetically defined conditions have the potential to be curative after a single dose.

•
Discover novel therapies using three product platforms in parallel. To address the wide range of issues in heart diseases, we are advancing science from three distinct product platforms in parallel. Each platform tackles different problems that have historically plagued drug development in the field of cardiology: (i) our Gene Therapy platform to deliver a wide variety of therapeutic payloads more precisely to heart tissue, (ii) our Cellular Regeneration platform to replace heart cells lost to disease, and (iii) our Precision Medicine platform to discover targeted therapies in a modality-agnostic fashion. These platforms represent distinct but interrelated product engines that we believe will enable a robust pipeline of promising product candidates while also mitigating overall scientific risk.

•
Target defined sub-populations of patients most likely to respond to our therapies. We seek to focus on patient populations where the genetic cause of the disease is well-established, including genetic cardiomyopathies and other monogenic disorders. We also seek to use different strategies to sub-segment larger heart failure populations, such as HFrEF and HFpEF, through the use of genetics or biomarkers to improve selection of patients with attributes that are more suited to the specific mechanism of action. We believe this strategy can accelerate clinical development, reduce overall development costs, and improve the probability of clinical and regulatory success.
•
Advance a deep and diverse pipeline of therapies. We aim to advance potential product candidates from all three product platforms concurrently, and the current pipeline already has at least one program from each product platform. The diversity of our programs illustrates the ambition of our vision and the versatility and depth of our scientific approaches. For example, from our Gene Therapy platform we are advancing AAV-based therapies for rare, genetic forms of heart disease including (i) TN-201, our MYBPC3 product candidate for gHCM, (ii) our PKP2 product candidate for gARVC and (iii) our DWORF product candidate for HFrEF and DCM; from our Cellular Regeneration platform, we are advancing the Reprogramming approach to creating new cardiomyocytes to replace cells lost in patients with heart failure due to prior MI; and from our Precision Medicine platform, we are advancing TN-301, an HDAC6i small molecule intended to address HFpEF and gDCM. We are also working on several other undisclosed programs, particularly from our Gene Therapy and Precision Medicine platforms, that we believe will add to our future pipeline opportunities.
•
Internalize and integrate core capabilities to support our innovation. We have five core capabilities that we believe will enable us to rapidly discover, develop, and deliver heart therapies. These capabilities include: (i) Disease Models, (ii) Capsid Engineering, (iii) Promoter and Regulatory Elements, (iv) Drug Delivery and (v) Manufacturing. We believe the integration of our know-how and innovations in these areas will allow us to generate scientific insights more rapidly and improve the probability of technical and regulatory success of our product candidates. The internalization of these capabilities also reduces our reliance on third parties—be it academic labs, contract research organizations (CROs), or contract development and manufacturing organizations (CDMOs)—providing us better control of our timelines and costs.
•
Become a fully integrated biopharmaceutical company with commercial capabilities. We aim to discover, develop, manufacture, and eventually commercialize therapies. We believe this strategy can make us a partner of choice for academics and larger companies alike who wish to access deep expertise in next generation therapies for heart disease. We also strategically evaluate collaborations and partnerships with biopharmaceutical companies that may have more robust and complimentary capabilities and resources to accelerate the development and maximize the availability and potential of our product candidates, particularly for more prevalent indications.

Our Product Platforms

To unlock the full potential of novel therapies across many forms of heart disease, we are advancing science from three product platforms in parallel. Each platform is intended to address different problems that have historically plagued drug development in the field of cardiology: (i) our Gene Therapy platform to deliver a wide variety of therapeutic payloads more precisely to heart tissue, (ii) our Cellular Regeneration platform to replace heart cells lost to disease, and (iii) our Precision Medicine platform to discover targeted therapies in a modality-agnostic fashion. We are advancing programs from these distinct but interrelated product platforms that combine different science, capabilities, and intellectual property. We believe these three product platforms together yield better insights into disease processes, create more opportunities for successful drug development, mitigate scientific risk, and differentiate our efforts relative to competitors.

Gene Therapy Platform

Gene therapy focuses on repairing or replacing defective or mutated genes to produce a therapeutic effect or treat a disease. AAV is a non-enveloped virus that already exists in some humans and does not cause disease. In gene therapy, the viral DNA within an AAV is replaced with new DNA to become a precisely coded vector to deliver the engineered therapeutic to specific tissues or organs within the body.

AAV vectors are the subject of significant research and development as they can be leveraged as a gene delivery vehicle for a wide range of therapeutic payloads to a wide variety of human cells. AAV-mediated gene therapy has been shown to be highly effective in targeting multiple organs, including the eye, the liver and the central nervous system. These viruses have been used to dose more than 3,300 patients in approximately 150 clinical studies around the world, and there are now several therapies that use such viruses that have been approved by the FDA and other regulatory agencies.

Recent third-party clinical studies have demonstrated that AAV serotype 9 (AAV9) can effectively transduce the hearts of infants and adults. This supports the results of several published non-clinical studies using AAV9 in murine and NHP models. Overall, most data suggest that AAV9 may be the best of the known existing parental vectors for the purpose of cardiac gene therapy where the target cells are cardiomyocytes (one of the most abundant cell types in the heart responsible for contraction). In addition, we are aware of over 1,800 patients across 40 countries that have been treated using Novartis Pharmaceutical's Zolgensma (developed by AveXis), a therapy utilizing IV AAV9. Based on the totality of preclinical and clinical evidence, we have also chosen to use AAV9 to support our TN-201 and TN-401 programs.

However, AAV9 has limitations. AAV9 has a well-established ability to also transduce the liver and the central nervous system, in addition to the heart, which may create safety considerations. Also, some individuals have neutralizing antibodies to AAV9, making them ineligible for AAV9-based treatments. Cardiac-specific promoters like cardiac troponin T (cTnT), can help limit the expression of AAV-delivered genes to cardiomyocytes, but do not enable targeted gene expression in other heart cells (e.g. cardiac fibroblasts). Additionally, the level of gene expression from these promoters may not be sufficient for therapeutic effect for some targets.

Therefore, there is significant room for improvement, and we aim to improve gene therapy for the heart in ways that expand its utility. We believe our five core internal capabilities will allow us to identify, engineer, validate, deliver and manufacture novel AAV vectors to optimize the delivery and expression of therapies more selectively to cells of interest in the heart. With our capsid engineering capabilities, we have designed and screened more than one billion AAV variants to find novel capsids with higher tropism and transduction efficiency for different types of heart cells, lower transduction efficiency for the liver and other tissues, and lower susceptibility to neutralizing antibodies. We have discovered promoters and regulatory elements that enable more precise gene expression in specific heart cells. We are developing new catheters and are exploring different ROAs to more precisely deliver vectors to heart tissue. Additionally, we have established know-how to enable more optimal manufacturing, including of novel AAV capsids.

We believe our proprietary capabilities open the opportunity to deliver novel gene therapies to patients with heart disease and position us to become a leader in cardiac gene therapy. We are leveraging these capabilities to develop gene therapies for rare, genetic forms of heart disease, as well as to enable the transition to more prevalent forms as well.

The product candidates arising from our Gene Therapy platform are intended to overcome the shortcomings of traditional pharmacological or surgical interventions that are not able to address the underlying genetic factors contributing to heart disease. Our initial area of focus is on the delivery of a healthy copy of genes that are known to be mutated in genetic cardiomyopathies; for example, TN-201, our most advanced product candidate from our Gene Therapy platform, involves delivering a healthy copy of the MYBPC3 gene to address the leading cause of gHCM. This “lock and key” gene therapy program was selected following a screen of hundreds of potential targets. We believe our TN-201 program is able to benefit from a variety of factors, including high disease severity and large unmet need; relatively high prevalence; emerging science supporting haploinsufficiency as the disease driver; representative disease models; and illustrative proof-of-concept evidence for gene therapy from academic labs.

The versatility of our Gene Therapy platform and related differentiated capabilities has enabled us to rapidly expand our portfolio of therapies beyond the initial focus. For example, TN-401, from our PKP2 program, is another example of a “lock and key” approach to addressing the leading cause of gARVC. Our DWORF program is based on the idea of delivering the recently discovered DWORF protein targeting a well-known SERCA2a pathway that has been shown to exert a therapeutic effect in a range of disease models. We continue to explore other genetic cardiomyopathies that can potentially be addressed by our Gene Therapy platform.

Cellular Regeneration Platform

Scientists have long known that the human heart is not able to regenerate itself, unlike many other organs in the body. Acute myocardial infraction (MI)—more commonly referred to as a heart attack—can kill as many as 25% of cardiomyocytes from the left ventricle (LV), or approximately one billion cells. The heart has no natural way to replace cells that are lost slowly with age or suddenly due to disease. Acute MI is associated with a 30% mortality rate; about 50% of the deaths occur prior to arrival at the hospital. An additional 5% to 10% of survivors die within the first year after their MI. Approximately half of all patients with an MI are re-hospitalized within one year of their first MI. The loss of healthy functional cells is a contributing factor to other forms of heart disease as well. One reason that disease is so prevalent and the leading cause of death in the world is due to the lack of regenerative potential of the heart. Finding ways to replace lost heart cells is one of the “holy grails” of regenerative medicine.

There are two abundant cell types in the heart: cardiomyocytes, which are the cells that are responsible for contraction during each heartbeat, and cardiac fibroblasts, that produce and secrete growth factors, cytokines and other signaling molecules contributing to structural, biochemical, mechanical and electrical properties of the myocardium. While cardiac fibroblasts are able to divide and proliferate, cardiomyocytes are post-mitotic, meaning they are incapable of regenerating. cardiomyocytes that are lost due to aging or disease are replaced by fibrotic scar tissue that is permanent and irreparable.

The field of cardiac regeneration has historically been dominated by ex vivo cell therapy approaches using autologous (from self) or allogeneic (from donors) cell sources to replace lost cardiomyocytes. However, there have been no successful therapies after scores of clinical studies involving thousands of patients. Any modest efficacy seen in clinical studies are now often attributed to indirect paracrine effects rather than true cardiac regeneration. Some have tried to induce regeneration by infusion or injecting cells generated from hiPSC-CMs or human embryonic stem cells (hESCs), but that has been fraught with many challenges, as these cells have an embryonic phenotype and generate arrhythmias once injected into the heart; recipients need to be immunosuppressed to avoid rejection; and integration into the electric and mechanical connections of the heart is still imperfect.

We are advancing a cardiac regeneration approach based on research conducted by our founders at Gladstone Institutes and UTSW, who pioneered the idea of restoring heart function after a heart attack by in vivo regeneration of lost cardiomyocytes. Our approach is intended to achieve this by using viral vectors to deliver a proprietary combination of three genes that when delivered together in a single AAV can permanently convert—or “reprogram”—a patient’s own resident cardiac fibroblasts into new cardiomyocytes.

This approach was inspired by the Nobel-prize winning discoveries of Shinya Yamanaka. He first discovered that human cells can be “reprogrammed” with certain specific factors—which became known as the “Yamanaka factors”—to become induced pluripotent stem cells (iPSCs), and that these newly formed iPSCs were in turn capable of differentiating to become any other human cell type in the body, including heart cells. Our founders and other academic labs built on this idea and demonstrated that it is possible to directly convert cardiac fibroblasts to cardiomyocytes without first going through the iPSC stage. Dr. Srivastava, one of our co-founders and a member of our board of directors, was the first to demonstrate proof of concept of this “direct reprogramming” approach for cardiac regeneration in vivo in a mouse model and in vitro with human cells. Several independent academic labs around the world have subsequently replicated the results with direct reprogramming for cardiac regeneration using the same factors as well as new combinations.

The figure below helps illustrate the idea of direct reprogramming of cardiac fibroblasts to cardiomyocytes using the Waddington model for cellular differentiation:

There have been several historical challenges for the field of direct reprogramming for cardiac regeneration to turn this promising scientific discovery into potentially viable therapies. Most academic efforts required anywhere from three to five factors to achieve the conversion of human cardiac fibroblasts to cardiomyocytes, and the overall conversion rate was relatively low. Some of these efforts used a combination of retroviruses and small molecules to achieve this conversion, which is not clinically applicable. The published proof-of-concept work has been demonstrated in murine models of acute MI (i.e. immediately at the time of onset of heart attack), but not in models of heart failure following MI (i.e. following some period of time after the heart attack has occurred ) which more accurately simulates the situation that would be adopted in the clinical setting.

We believe we are the first to potentially overcome these challenges. We have discovered a proprietary combination of three genes that can be co-packaged and co-expressed from a single proprietary AAV vector engineered for higher transduction of cardiac fibroblasts when compared to existing parental capsids. We have demonstrated higher transdifferentiation rates in vitro using human cardiac fibroblasts that are higher than rates reported in published studies using combinations of other factors intended to drive reprogramming. We have demonstrated robust and durable proof-of-concept of this approach in multiple rodent models of acute MI and heart failure post-MI. Most importantly, based on publicly available information to date, we believe our results in a pig model of heart failure due to prior MI represent the first-ever successful demonstration of the potential therapeutic benefit of this approach in a human-sized heart.

We believe our in vivo approach to cardiac regeneration may have several advantages over ex vivo cell therapies. Because the newly formed cardiomyocytes are generated from the patients’ own cells, they are not rejected by the body and no immunosuppression is needed. Since these newly formed cardiomyocytes are generated from within the patient’s heart tissue, it may be easier for them to electrically and mechanically connect with surrounding cells as they mature and to contribute to healthy heart function with lower risk for arrhythmias. In addition, it is easier to manufacture and to deliver AAV-based therapies and to offer them at commercially viable prices compared to cell-based therapies.

The initial focus of our Cellular Regeneration platform is on the development of disease-modifying treatments for heart failure due to prior MI. We believe the versatility of this product platform and related differentiated capabilities position us to expand our portfolio of therapies rapidly and pursue other indications involving loss of cardiomyocytes.

Precision Medicine Platform

The idea of “precision medicine” has been around for a number of years, with the core concept of delivering the right therapy to the right patient at the right time. Recently, the idea of precision medicine has gained traction in oncology, in particular, with the benefit of a better understanding of the genetics of different tumor types, and a growing ability to match therapies to specific mutations (e.g., Genentech’s Herceptin therapy for HER2+ breast cancer). We aim to bring this concept of precision medicine to the discovery and development of targeted therapies for heart disease.

There is an increasing understanding of the genetic basis for many cardiomyopathies, including DCM, HCM, restrictive cardiomyopathy (RCM) and arrhythmogenic cardiomyopathy (ACM). DCM provides an interesting case study. Mutations in more than 50 genes have been identified for gDCM, with more than 50% of patients presenting with multiple mutations. These mutations affect different parts of the cellular apparatus of patients’ cardiomyocytes, including the sarcomere, nucleus, ion channels, and cellular membranes. Yet mutations in proteins with diverse biology present as a common disease phenotype, suggesting common nodes of disease yet to be discovered. Despite this heterogeneity of genetic background and underlying pathophysiology, the therapies used for these patients are the same as therapies used for patients with other forms of heart failure. We envision a future in which therapies are more specific to the underlying cause of disease and are used to treat patients who have been categorized based on their underlying genetic mutations.

The figure below helps illustrate our vision for “precision medicine” research and development for heart disease through the lens of gDCM:

It is also necessary to have the appropriate disease models to discover new targets and to test new therapies. Unfortunately, there is still a lack of representative in vivo models; of the greater than 50 genes known to cause gDCM when mutated, less than ten have relevant murine models to support drug discovery. The situation is even worse for others forms of genetic cardiomyopathy. We are committed to finding new ways to model genetic cardiomyopathies, including in vivo but also in vitro models.

There is a growing body of academic literature supporting the use of hiPSC-CMs to model human heart disease and the potential cardiotoxicity of therapeutics during drug discovery. This can be helpful where animal models for specific forms of heart disease either do not yet exist or are not yet sufficiently representative of human disease. There are also a growing number of biopharmaceutical companies that are using iPSCs for phenotypic screening and drug discovery. We are advancing a novel approach of using proprietary hiPSC-CMs disease models for target identification and drug discovery specifically for heart disease.

The figure below illustrates how we have internalized and integrated six key aspects necessary to advance the discovery of precision medicine therapeutics using hiPSC-CMs:

We have demonstrated proof of concept of this approach using an hiPSC-CM disease model representing a specific gDCM mutation plus machine learning algorithms to measure variations in appearance of these cells when screened with a library of several thousand small molecule compounds. We identified several biologically relevant hits and validated HDAC6 as a specific target of interest. We have since turned our findings into a product candidate in our HDAC6i program, TN-301, with in vivo activity and tolerability demonstrated in multiple heart disease models of HFpEF and gDCM.

We are currently conducting target identification screens for both gene therapy and small molecule targets in multiple iPSC-CM disease models of gDCM. We are also expanding our efforts to different genetic backgrounds including the leading genetic causes of cardiomyopathy. We believe the versatility of our Precision Medicine platform and related capabilities enables us to rapidly expand our portfolio of product candidates beyond TN-301.

Our Approach and Capabilities

We utilize five core internal capabilities to support our three product platforms. Our key capabilities include the creation and development of (1) disease models to more accurately simulate human heart disease phenotypes, (2) proprietary heart-tropic AAV capsids designed to enable precise tissue targeting and increase safety, (3) proprietary promoters and regulatory elements to control gene expression, (4) fit-for-purpose drug delivery methods for more optimal uptake and distribution of our product candidates and (5) scalable AAV manufacturing to better control quality, costs, timelines and supply.

We believe integration of these in-house capabilities provides us with several advantages and differentiates our efforts relative to other drug discovery companies, especially for gene therapy drug development. Through the combination of these capabilities, we are developing product candidates that can address the complicated characteristics of heart disease. For example, we believe with our capabilities in capsids and promoter design and delivery, we can overcome the limitations faced by prior cardiac gene therapy approaches by enabling more precise delivery and more robust gene expression and lowering the risk of off-target effects. We also believe that these approaches can overcome the historical challenges of drug development for heart disease, by enabling delivery of a wide range of therapeutic approaches to specific cells in the heart.

By having our capabilities in-house, we believe we are able to achieve deeper insight, shorten product development cycles, and improve the probability of technical and regulatory success for our product candidates compared to what can be achieved with a more outsourced approach. This further allows us to rapidly build a diverse pipeline of product candidates. Ultimately, we believe our differentiated capabilities can support development of product candidates that, if approved, could address the high unmet need of patients with heart diseases and could be delivered at a lower cost of goods than what is possible today.

1. Disease Models

We have internalized the ability to create and integrate in vitro and in vivo models within our research organization, which allows us to simulate human heart disease phenotypes. We believe our success will be supported by the know-how we are developing and the proprietary integration of these disease models across our programs.

•
In vitro cell-based disease models: For our in vitro disease models, we have leveraged the seminal discovery of methods used to generate iPSCs to establish disease models based on human iPSC-derived cardiomyocytes (iPSC-CMs). We have implemented three primary approaches to model human heart disease in this way: (i) short interfering ribonucleic acid (siRNA) constructs to silence specific genes of interest in iPSC-CMs; (ii) CRISPR-based gene editing approaches to create isogenic iPSC-cell lines where specific genes have been altered; and (iii) iPSCs derived from patients with severe heart disease, for example, severe DCM resulting in early heart failure and transplant, sourced from commercial and academic collaborators.

In the figure below, we illustrate our primary disease model approaches based on iPSC-CMs:

These disease models can collectively help simulate the impact of human disease-causing mutations on the appearance and function of cardiomyocytes. They can also help model the impact of potentially disease-modifying treatments on such cells. In the figure below, we illustrate how, through use of gene editing and gene silencing tools, we can modify the appearance of normal iPSC-CMs to appear disorganized, and subsequently restore cell appearance with compounds from our screening library:

We initially used cells from these disease models plated in two-dimensional formats. We have since advanced our efforts to include three-dimensional engineered heart tissue disease models where the cells have a more mature phenotype and with contractility that can be measured more reliably.

•
iPSC production: To conduct robust target identification and drug discovery screens using our cell-based disease models, we need to produce large volumes of these hiPSC-CMs. We have developed the necessary know-how to do so reliably and reproducibly at increasing scale.
•
Imaging techniques: We use a combination of immunostaining, high-resolution imaging, and imaging algorithms to visualize and quantify phenotypic differences between our in-house iPSC-CM disease models. We can measure several details of the sarcomeres of these cell lines, including sarcomere density, disarray and Z-disc area.

The figure below shows the degree of automated high-resolution image capture that is possible to help visualize the details of iPSC-CM disease models such as the sarcomere structure and other characteristics:

In the figure below, we show data that illustrate our ability to use proprietary imaging algorithms to quantify reproducible and statistically significant differences between particular attributes of the iPSC-CMs (e.g. Z-Disc Area of the sarcomere) across multiple disease model lines:

•
Machine learning algorithms: We have used machine learning algorithms to support high-throughput phenotypic screening of our iPSC-CM disease models. The algorithms can rapidly and reproducibly measure subtle differences in the overall appearance between wild-type iPSC-CM cells and the different disease models, as well as differences on the disease models in response to compounds in our screening libraries.

The figure below illustrates the output of a screen in a disease model of DCM, using siRNA silencing of the BAG3 gene, with a curated library of greater than 5,000 small molecule compounds. A deep learning algorithm that was trained on images of the disease model and on normal cells was used to determine which compounds caused the sarcomeres within the cells to appear more disorganized, representing more sarcomere damage (red), or more organized, representing less sarcomere damage (green), as measured by a “cardiomyocyte score”:

•
In vivo models: For our in vivo disease models, we have a dedicated onsite in vivo pharmacology group and vivarium. We have established approximately 17 rodent heart disease models, both genetic and non-genetic, and continue to develop new models in-house as needed. We can dose both gene therapies as well as small molecules. We can perform heart surgeries on these rodent models and use blinded echocardiography-based imaging techniques to assess the impact of our therapies under development. The internalization of these capabilities greatly reduces our reliance on external CROs and academic organizations and significantly increases the speed and consistency with which we can iterate on product prototypes, generate data and formulate insights on our product candidates. We also work with established CROs for research efforts involving large animal models (e.g., NHPs and pigs), including for efficacy studies and evaluation of drug delivery methods. Through these efforts we have developed important insights into the advantages and limitations of specific models and have learned how to optimize the design of our experiments. This insight influences our preclinical drug development strategies and our discussions with regulatory agencies.

2. Capsid Engineering

Our goal is to discover, design, and develop novel heart-tropic AAV capsids with superior attributes in order to enable more precise cardiomyocytes targeting and to improve the safety profile of our product candidates by reducing tropism for other organs, particularly the liver. A capsid is the protective protein shell which contains the AAV vector and AAV tropism is determined by interaction of capsid proteins and host cell surface receptors. To achieve our goals related to capsid engineering, we have established in-house AAV capsid engineering capabilities and have designed and screened over one billion variants from diverse, proprietary libraries to discover, design, and develop novel capsids to support our programs.

The table below captures the breadth and depth of the focused strategies we have pursued to discover novel AAV capsids:

Focused Multi-Year AAV Screening Efforts Using Diverse Strategies

Cell specificity	Capsid engineering efforts for both cardiomyocytes and cardiac fibroblasts

Library diversity	Screened more than one billion variants from 30 diverse libraries (e.g., rational design, peptide insertion, variable region, chimeric)

Screening models	Screening and validation in multiple models, including human iPSC-CMs, rodent models, NHPs as well as in silico / machine learning models

Screening criteria

Evaluating novel capsids for multiple criteria including higher heart transduction, lower liver transduction, lower antigenicity, and comparable manufacturability (as compared to relevant known serotypes)

•
Cell specificity: We are using our capsid engineering capabilities to identify novel AAV capsids with an overall higher tropism for the heart compared to other organs and selectively target the two most abundant cell types in the heart: cardiomyocytes and cardiac fibroblasts. We already have achieved in vivo proof of concept for novel vectors for both cell types. Having capsids that more specifically target one cell type over another could help improve efficacy and safety and lower cost of goods for our future product candidates.
•
Library diversity: We have screened more than one billion variants from 30 diverse libraries utilizing a range of strategies, including rational modification of surface residues as well as directed evolution efforts with peptide insertion libraries, chimeric libraries, and libraries based on systematic alteration of variable regions (VR) using different parental capsids. The diversity of approaches increases the likelihood that we will find capsids with novel properties.

The image below illustrates our efforts to achieve diverse heart-tropic AAV capsids.

•
Screening models: We have performed our screens in a variety of in vitro, in vivo, and in silico libraries. Current efforts are focused on direct screening in NHPs, as well as use of machine learning algorithms. We believe our probability of finding novel variants that will translate to superior attributes in humans is highest in NHPs. We believe our in silico approaches can complement these efforts to help predict novel variants.
•
Screening criteria: We have broad criteria for the selection of novel capsids, including improved tropism for the heart compared to other organs, with a particular interest in de-targeting the liver; improved transduction of specific heart cell types; lower susceptibility to neutralizing antibodies; and comparable manufacturing in both HEK293- and Sf9/rBV-based manufacturing systems. We seek capsids that can outperform the relevant parental capsids, which may vary depending on the intended use and on some or all of these criteria.

Through these efforts, we have discovered proprietary capsids with superior performance over parental variants in multiple species, including NHPs. These capsids have improved tropism for the heart compared to other organs and even for specific cells within the heart; improved transduction and expression within the heart cells; and lower susceptibility to neutralizing antibodies. We have also developed insights about the performance of novel capsids across different species including mice and NHPs.

The data below are from the results of a head-to-head comparison in NHPs of novel capsids that were first identified via screening efforts in iPSC-CMs and a mouse model. Several capsids identified have superior transduction in the heart and lower transduction of the liver compared to AAV9, leading to an overall better heart-to-liver transduction ratio as validated in an NHP model. As shown below, our TNC-CM3 capsid has a five-fold better heart-to-liver transduction ratio compared to AAV9.

Results of Head-to-Head Comparison
of Novel AAV Capsids in Non-Human Primates (NHPs)
Ratio of Heart to Liver Transduction
(Normalized to AAV9)
0
1
2
3
4
5
6
AAV9
TNC-CM1
TNC-CM3
TNC-CM4
TNC-CM5
TNC-CM6
TNC-CM7
TNC-CM8
TNC-CM10
TNC-CM11
TNC-CM12
TNC-CM13
TNC-CM14

Additionally, we have shown that several capsids we identified through this effort, such as TNC-CM5, have overall better ability to evade human neutralizing antibodies compared to AAV9. We have also generated additional data that demonstrate that certain of these capsids have a greater ability to improve heart function compared to AAV9 in specific disease models.

Overall, these initial data provide important proof of concept of the potential utility of capsid engineering. Therefore, we have taken steps to protect the intellectual property that support the novel capsids identified from our initial capsid engineering screens, and intend to continue this practice as we generate additional data from our ongoing capsid engineering efforts.

3. Promoters and Regulatory Elements

Enabled by our in-house molecular biology capabilities, we have created novel heart-specific promoters, as well as regulatory elements which control gene expression within the cells to support our AAV-based programs. We are designing promoters and regulatory elements to help ensure a more precise and conditional expression of therapeutic payloads in different cell types in the heart. We believe our innovations in these elements may further support the successful clinical development of our product candidates.

Illustrative examples of our innovations in this area include:

•
Heart specificity: We have developed cardiac-specific promoters that enable more selective and robust expression in the heart as compared to other organs. During optimization of TN-201, we discovered a cardiomyocyte-specific promoter, TNP-CM1, with improved performance attributes as compared to the standard cTnT promoter. In vitro and in vivo analyses confirmed that TNP-CM1 significantly increased expression of the MYBPC3 gene compared to what can be achieved with the standard cTNT promoter. In addition, we observed 1000-fold selectivity of expression in cardiac tissue relative to other tissues.

In the figure below, we show data that demonstrate how our TNP-CM1 promoter outperformed a standard cTnT promoter in terms of robust gene expression in the heart of mice without loss of heart specificity:

•
Cell specificity: We have also developed a proprietary combination of regulatory elements that enable more optimal and selective expression in one cell type in the heart compared to others. For our Reprogramming program for cellular regeneration, we discovered ways to optimize the robust co-expression of two protein-coding genes and one micro-RNA gene delivered within a single AAV in cardiac fibroblasts, which we believe supports higher efficacy in preclinical models. We also discovered how to use specific micro-RNA binding sites to silence the translation of those same genes in both existing cardiomyocytes as well as newly created cardiomyocytes, which may provide a safety benefit and reduce the chance for off-target effects.

In the figure below, we illustrate how the use of a novel regulatory element, TNR-CF1, helped prevent the expression of a fluorescent protein (GFP) in the cardiomyocytes of a mouse model and only allowed expression in the cardiac fibroblasts. We have used this regulatory element in our Reprogramming program to focus the expression of our proprietary factors in resident cardiac fibroblasts for the creation of new cardiomyocytes, but to prevent the expression of those factors both in resident cardiomyocytes and in newly created cardiomyocytes, which we believe will improve the safety profile of our future product candidates:

•
Tunable gene expression: We have also demonstrated the ability to develop an entire spectrum of novel promoters to titer the expression of genes within cardiomyocytes. Through data (not shown in the figure below) generated in our DWORF program, more than ten promoters were designed and tested in vitro in hiPSC-CMs, and in vivo in murine models to optimize the expression of the DWORF gene to be higher than what can be achieved with a standard cTnT promoter.

In the figure below, we show data for six of our promoters and cassette engineering efforts that illustrate how we have been able to create a suite of cardiac-specific constructs that are able to mediate significantly higher expression of the DWORF gene than can be achieved with a standard cTnT promoter:

4. Drug Delivery

Delivery of drugs to the heart is widely considered to be an important challenge to successful translation of cardiac gene therapy and regenerative medicines into approved products. The diversity of programs in our current pipeline necessitates the use of different delivery methods. We are actively exploring different ROAs as well as different infusion- or injection-based catheters to support more targeted delivery and more efficient uptake of therapies based on viral vectors. We believe our discoveries in drug delivery can widen the therapeutic index of our product candidates by reducing the dose required for a therapeutic benefit.

Several distinct methods of drug delivery for the heart have been explored by different groups for gene- or cell-based therapies, including infusion-based approaches, such as peripheral IV infusion, intracoronary infusion, and retrograde coronary sinus infusion, and injection-based, such as transendocardial injection and epicardial injection. These delivery methods vary significantly in terms of degree of invasiveness, distribution of therapy around the heart, degree of therapy uptake into the heart, technical difficulty of administration, and clinical relevance and experience. For some approaches, additional methods to improve therapeutic delivery have also been tested to improve perfusion of AAV into the heart. Through these efforts, several groups have demonstrated how different delivery methods can meaningfully affect the relative uptake and biodistribution of therapies in the heart compared to peripheral organs.

Illustrative examples of various delivery methods for the heart are shown below:(1)

_________________________

(1) Source: Duan J Transl Int. Med 2020.

For the initial product candidates emerging from our Gene Therapy platform, including TN-201, we generally need broad distribution across the heart tissue that is more suited to infusion-based approaches. By contrast, for the initial product candidates emerging from our Cellular Regeneration platform, including those from our Reprogramming program, we need more precise delivery into the heart tissue directly around a scar area of the LV in a way that is more suited to injection-based approaches.

Illustrative examples of our innovations and capabilities in drug delivery include:

•
Catheters: To support our Reprogramming program for cardiac regeneration, we are developing a novel transendocardial injection catheter for more precise delivery of therapeutic payloads around the scar area that is formed after heart attack, but in a way that is minimally invasive and would not require heart surgery. The prototype of our catheter was designed with the help of interventional cardiologists and is based on similar catheters that have been successfully used in clinical trials. The catheter is designed to be steered into the heart via the femoral artery in the groin area. It has a deflectable tip that can be curved to better access the different parts of the heart. This initial prototype was tested in a large animal model and was able to direct injections to all areas of the LV. We are adding mapping capabilities to the design to allow for more precise delivery during the treatment procedure.

The figures below include a picture of an initial prototype of our novel injection-based catheter for our Reprogramming program for cardiac regeneration, plus an illustration of how a deflectable tip plus embedded mapping electrodes can allow for more precise delivery:

•
ROAs: We prioritize head-to-head comparison of different ROAs in large animal models to confirm the optimal method for delivery for each product candidate. For our Reprogramming program, we have conducted experiments in pig models to demonstrate that a less invasive catheter-based transendocardial injection to the LV inside wall can achieve a similar degree of drug uptake and biodistribution as a more invasive direct epicardial injection to the LV outside wall requiring open-heart surgery. For our MYBPC3 program, we have conducted experiments in NHPs to compare the degree of drug uptake and biodistribution for peripheral IV infusion and infusions delivered directly into the heart.

5. Manufacturing

We are internalizing AAV manufacturing capabilities to support our Gene Therapy and Cellular Regeneration platforms. Our overall strategy is to have complete ownership of our PD, AD, MFG and QC so that we have deep insight into the attributes of our drug substance (DS) and drug product. Internalized manufacturing will enable continuous process improvement, consistency (quality and productivity) and innovation that can support manufacturing requirements for clinical development and commercialization not only for rare populations but also for more prevalent indications, and allow us to be a partner of choice in strategic drug development partnerships and with early-stage academic programs.

Overall, the internalization of these efforts provides us with know-how that yields several advantages that allow us to be in a better position to support our future capacity expansion needs or swiftly transfer technology know-how to CDMOs to achieve dual sourcing for product candidates for risk mitigation purposes.

In the figure below, we show the breadth and depth of our current and emerging AAV manufacturing capabilities:

•
Vector core: We have established vector production to support early research involving both parental and novel AAV capsids at the 50L scale. We have hired key process development, AD and QC personnel to internalize those capabilities. We have also established the necessary process development expertise to support comparable product efficacy in both HEK293-based and Sf9/rBV-based manufacturing systems for both existing AAV serotypes as well as for novel capsids discovered from our capsid engineering efforts.
•
Pilot plant operation: We have established an in-house Pilot Plant Operation at the 200L scale to support all non-clinical studies including those involving large animal models, such as pigs and NHPs, under Good Laboratory Practice regulations. Our initial production at this scale has been at yields and with full/empty capsid ratios that compare favorably to industry standards.
•
cGMP facility: We have initiated construction of a dedicated cGMP facility for drug product manufacturing in the San Francisco Bay Area. The facility will initially produce drug product at the 1000L scale to support FIH studies for our MYBPC3 program. The facility will use a modular design that will support scale-out and scale-up of manufacturing capacity in response to evolving needs. We expect this facility will be operational in the first half of 2022.
•
Intellectual property: We have in-licensed certain manufacturing-related intellectual property to support our programs. We have filed a patent application on process improvements that will support scale-up of

AAV manufacturing to larger bioreactors necessary for supply of our gene therapy product candidates intended for more prevalent heart disease populations.

Our Programs

MYBPC3 Program for gHCM

We are developing an AAV-based gene therapy designed to deliver a functional MYBPC3 gene in adults and children with gHCM due to MYBPC3 gene mutations, estimated to affect more than 115,000 patients in the United States. These mutations can cause the heart walls of affected individuals to become significantly thickened, leading to fibrosis, abnormal heart rhythms, cardiac dysfunction, heart failure, and sudden cardiac death in some adults and children. Based on publicly available information to date, we believe there are currently no approved treatments that address the underlying genetic cause of this disease. Our product candidate, TN-201, uses a differentiated approach that enables more robust expression of the MYBPC3 gene in the heart. We have demonstrated significant and durable disease reversal and survival benefit in a relevant murine model after a single dose, as well as tolerability in mice and NHPs in pilot non-GLP toxicology and biodistribution studies. We have obtained feedback from multiple regulatory agencies, including the FDA, to guide our preclinical, clinical development and manufacturing plans. We will continue to seek additional feedback from these regulatory agencies as necessary. In 2021, the FDA granted orphan drug designation for TN-201 for the potential treatment of MYBPC3-associated gHCM. TN-201 is currently in IND-enabling studies and we intend to submit an IND to the FDA in the second half of 2022.

Overview of Hypertrophic Cardiomyopathy

HCM is a condition in which the heart walls become thickened without an obvious cause, resulting in a reduced ability to pump blood effectively. A chronic, progressive disease, HCM is usually caused by the inheritance of mutations in the contractile machinery proteins in the heart muscle cell. Signs and symptoms of HCM may begin in infancy, childhood or adulthood. Mildly and moderately affected patients experience chest pain, have trouble breathing, and have reduced exercise tolerance and fatigue. In certain HCM patients, disease progression results in a substantial limitation in activities and impact on quality of life. The most severely affected patients suffer premature death due to end-stage heart failure, malignant VA sometimes leading to sudden cardiac death, or stroke. HCM with onset in childhood and adolescence is, in particular, associated with significant unmet medical need. When compared with adult-onset HCM, childhood-onset HCM is 36% more likely to develop life-threatening VA and twice as likely to require transplant or ventricular assist device.

Patients with HCM can present with either the obstructive form (oHCM) or the non-obstructive form (nHCM) of the disease. Both forms of the disease involve significant LV hypertrophy; however, in oHCM, the thickening of the LV wall is such that the LV outflow tract (LVOT) narrows and “obstructs” the proper flow of blood out of the LV to the rest of the body. We estimate approximately 50%-65% of HCM patients have oHCM while 35%-50% have nHCM. Both oHCM and nHCM can have equally severe disease presentation involving arrhythmia, heart failure, reduced quality of life, sudden cardiac death, and overall early mortality. Young adult patients with HCM have four-fold higher mortality than the general U.S. population at a similar age. Even a heart transplant is not a cure, as the ten-year survival after transplant for pediatric HCM patients remains less than 50%. Adult HCM patients with LV systolic dysfunction have increased mortality and high rates of heart transplantation and LV assist device (LVAD) implantation.

An example of a heart from a patient who had oHCM is shown below, characterized by LV hypertrophy, high LV mass, LVOT narrowing, an overall small LV, and fibrosis.

HCM is the most common form of heritable cardiomyopathy and is estimated to affect one in every 500 people, approximating more than 600,000 potential patients in the United States. A majority of HCM patients are currently undiagnosed, with diagnosis typically starting with the onset of symptoms, family screening, or the discovery of an abnormal electrocardiogram (ECG) pattern.

More than 2,000 mutations in eleven or more genes have been linked to HCM. The onset of disease is on average earlier and the disease severity is on average greater for HCM patients with pathogenic mutations in genes involving the sarcomere structure, including the MYBPC3 gene. Mutations in the MYBPC3 gene are in fact the most common cause of HCM, estimated to represent approximately 19% of the overall HCM population and to affect approximately 115,000 patients in the United States. Mutations in the MYBPC3 gene have also been associated with other forms of cardiomyopathy, including DCM, RCM, mixed cardiomyopathy, and ventricular non-compaction, which can lead to poor outcomes, particularly in children.

Disease-causing mutations occur throughout the MYBPC3 gene, with most mutations being truncating mutations. The phenotype of the patients with these mutations is the same, regardless of the location of the truncation. MYBPC3 gene mutations result in both oHCM and nHCM, with one study involving a series of more than 1000 patients finding that 31% of patients with truncating MYBPC3 mutations presented with LVOT characteristic of oHCM, while 69% of patients had nHCM.

The schematic below illustrates the cellular localization of MYBPC3, within the heart. Cardiomyocytes contain multiple myofibrils, which are comprised of myofilaments containing many sarcomeres. The sarcomeres contain thin filaments containing actin and thick filaments containing myosin; the myosin head binds and pulls actin like a hand on a rope and thus supports normal muscle contraction. MYBPC3 (in yellow) is located between the thin and thick filaments and regulates the folding of the myosin head and its interaction with actin, and in this way, is also a critical element supporting normal muscle contraction. Based on published findings, it has been shown that

MYBPC3 is involved in the folding of the myosin head into a state in which the head does not interact with actin or contribute to contraction.

The reduced MYBPC3 protein levels associated with heterozygous mutations in the MYBPC3 gene result in increased activity of the myosin contractile machinery, which over time leads to LV muscle thickening, known as hypertrophy, excess deposition of extracellular matrix in the cardiac muscle, known as fibrosis, and disorganized muscle cells. As a result, the LV wall stiffens, and the chamber is reduced in size, decreasing the heart’s ability to pump. The contractile strength of the muscle declines in some cases, resulting in LV systolic dysfunction, which ultimately can necessitate advanced therapies, such as LVADs or transplantation, in the most severely affected patients. Fibrosis and muscle cell disarray may also lead to arrhythmias in some patients, including life-threatening VA and atrial fibrillation, which can lead to stroke.

Infants with homozygous MYBPC3 gene mutations represent a particularly severe patient group with high risk of death within a year after birth without heart transplantation. HCM patients who are heterozygous for MYBPC3 gene mutations are typically diagnosed earlier in life, have more severe disease associated with increases in arrhythmia, sudden cardiac death and cardiovascular mortality as compared to genotype negative HCM patients.

Analysis of the hearts of patients who carry truncation mutations of the MYBPC3 gene show on average an approximately 40% reduction in the level of functional MYBPC3 protein. In the most severe cases in which both copies of the gene are affected, there is a complete lack of functional MYBPC3 protein expression. We believe these findings support the idea that mutations of the MYBPC3 gene cause human disease through haploinsufficiency, and also support the hypothesis that gene replacement may address the underlying cause of disease by increasing the levels of functional MYBPC3 protein.

The current goal of HCM treatment is to relieve symptoms and prevent sudden cardiac death in people at high risk. In current guideline-directed care, patients are typically prescribed one or more symptomatic therapies, including beta-blockers, calcium channel blockers and antiarrhythmics. These therapies do not address the underlying genetic cause of HCM and do not appear to affect disease progression. No randomized clinical trials have assessed these therapies specifically in HCM. The standards of care are slightly different for patients with oHCM versus nHCM, but the unmet need is high in both forms of the disease. Cardioverter-defibrillators may be implanted for patients at high risk for malignant arrhythmias and sudden death. For a subset of oHCM patients with severe and disabling disease, invasive interventions, such as myectomy and septal ablation in which portions of the enlarged septum are removed, may be appropriate. For patients with severe nHCM, such surgical interventions are not an option and implantation of an LVAD or a heart transplant may be the only options.

Based on publicly available information to date, we believe there are currently no approved therapies specifically for the treatment of specific genetic forms of HCM. In recent years, an investigational class of agents known as myosin inhibitors have emerged as potential treatments for oHCM. One of these agents, mavacamten, is currently being reviewed for approval by the FDA and another, aficamten, is in mid-stage clinical studies. Currently, there are no therapies in clinical development specifically for HCM patients with MYBPC3 gene mutations.

Our Solution: MYBPC3 Gene Therapy

We are developing an AAV-based gene therapy designed to deliver a fully-functional MYBPC3 gene driven by our proprietary cardiac specific promoter to restore normal levels of MYBPC3 protein. We believe our product candidate, TN-201, has the potential to address the underlying biological basis of disease in adult and pediatric HCM patients with MYBPC3 gene mutations.

Based on our preclinical data, we believe that gene replacement, to achieve highly specific and robust expression of the MYBPC3 gene, has the potential to slow or even reverse the course of gHCM disease in patients with MYBPC3 gene mutations, including LV hypertrophy and disease progression leading to outflow tract obstruction, heart failure, atrial fibrillation, and malignant arrhythmias. By improving upon these aspects of disease, TN-201 may improve heart functional capacity, stabilize or reverse disease symptoms, reduce the need for invasive treatments and improve survival. As with other AAV-based gene therapies, benefits are expected to be durable and a one-time dose may be sufficient for disease stabilization and potentially reversal. The idea of “lock and key” gene therapy is illustrated in the diagram below.

Preclinical Studies

We developed a MYBPC3 knockout (KO) mouse model that simulates key aspects of the severe gHCM phenotype starting as early as two weeks of age. It is worth noting that this MYBPC3 KO model is homozygous, i.e., both copies of the gene are missing and so there is no production of the MYBPC3 protein. As expected, the severity of disease and the rate of disease progression are both greater than what is normally observed in most MYBPC3 patients, the majority of whom are heterozygous for MYBPC3 gene mutations, i.e., they have one normal, healthy copy of the gene that is producing at least some of the necessary MYBPC3 protein, plus one defective copy of the gene that is either producing no MYBPC3 protein at all or that is producing MYBPC3 protein that does not function properly in the sarcomere. The MYBPC3 KO model is nonetheless useful as it provides important proof of concept for the potentially beneficial in vivo effect of the MYBPC3 protein replacement via a gene therapy approach.

In preclinical studies, we systemically administered a version of TN-201 optimized for the mouse (AAV:mMYBPC3) at 1×1014 vg/kg in two-week-old MYBPC3 KO mice. As shown in the figures below, treatment with AAV:mMYBPC3 improved heart function for the KO mice above their pre-treatment baseline levels, indicating partial reversal of the disease with an initial improvement of EF of more than 20% versus untreated controls that eventually increases to more than 30% at 13 months. At more than 13 months post treatment, these measures had not diminished, suggesting that a single systemic dose may be sufficient for a durable reversal of gHCM caused by MYBPC3 gene mutations. AAV:mMYBPC3 treatment also led to sustained improvements in LV mass normalized to body weight (BW) and EF. There is also a clear survival benefit with 100% survival in the AAV:mMYBPC3 arm and 100% mortality in the untreated control arm out to 16 months following dosing. Additionally, we observed improvements in LV diameter and ECG measurements. A summary of certain preclinical data supporting TN-201 was presented at both the American Society of Gene and Cell Therapy (ASGCT) and European Society for Gene and Cell Therapy (ESGCT) conferences in 2021. Based on publicly available information, we believe these data are the first known demonstration of significant and durable disease reversal in a severe MYBPC3 KO model. Similar data have been observed in the MYBPC3 KO mouse model with our product candidate TN-201, using a human version of the MYBPC3 gene.

In addition, a dose-response relationship has been demonstrated with AAV:mMYBPC3. As shown below, 1×1013 vg/kg, 3×1013 vg/kg and 1×1014 vg/kg weight-based doses all produced significant improvements in EF, LV mass normalized to body mass, and measures of electrophysiological function (QT interval) at eight months post-injection in the MYBPC3 KO HCM mouse model. The 1×1013 vg/kg dose had the lowest levels of efficacy, while the

3×1013 vg/kg had high improvement in the EF, similar to the 1×1014 vg/kg dose, suggesting a plateau in the dose-response curve. A similar dose response has also been observed with TN-201 in the MYBPC3 KO mouse model.

Based on these data, it may be feasible to consider doses for TN-201 in the 3×1013 vg/kg to 1×1014 vg/kg range during clinical development. This dose range is also within the dose ranges reported by other companies in connection with an FDA-approved product and clinical studies of product candidates using AAV9 for gene therapy, including where the primary intended organ for the product candidate is the heart. Additional data from IND enabling studies, as well as feedback from the FDA, will inform the specific doses we use for early clinical development of TN-201.

At these doses of AAV9:mMYBPC3, we found that the vector copy number (VCN) from the heart samples of mice and NHPs are equal to or greater than the desired one vector genome per diploid genome (vg/dg) threshold. The significance of this threshold is that with a VCN greater than one, each cardiomyocyte in the heart sample has on average at least one functional copy of the MYBPC3 gene, which we believe may be enough to compensate for the mutated gene. Data in the public domain presented by other companies also demonstrated that AAV9 gene therapies administered at similar doses also resulted in VCN greater than one in multiple species including mice and pigs as well as in clinical studies with children and adults.

One-time dosing of AAV:mMYBPC3 at 3x1013 and 1x1014 vg/kg achieved normal levels of protein expression in MYBPC3 KO mouse model hearts within two to six weeks following delivery. As the MYBPC3 KO model does not produce any functional MYBPC3 protein, these data illustrate that AAV:mMYBPC3 is able to express 100% of the normal level of the protein. By comparison, severe symptomatic patients that are heterozygous for MYBPC3 truncation mutations on average produce 60% of the normal level of this protein, suggesting that TN-201 needs to produce no more than 40% of the normal level of MYBPC3 protein in such patients. From our preclinical studies with the MYBPC3 KO model, we have not observed MYBPC3 protein levels substantially above normal levels, suggesting that protein accumulation does not occur and lowers the potential concern of overexpression-related toxicities.

In addition, histological assessments of AAV:mMYBPC3 treated MYBPC3 KO model murine hearts support the uniform and robust distribution of expression following AAV:mMYBPC3 infusion, suggesting gene therapy may be able to replace the missing MYBPC3 gene uniformly across the heart. This observation is consistent with heart biopsy samples from patients treated with other AAV9-based gene therapies in development.

The figure below demonstrates a restoration of MYBPC3 protein levels to wildtype levels within two weeks following a single dose of AAV:mMYBPC3 at the 3×1013 vg/kg and 1×1014 vg/kg dose levels.

Consistent with observed therapeutic benefit, treatment of MYBPC3 KO mice with AAV:mMYBPC3 is also associated with a substantial reduction of expression of genes associated with fibrosis and B-type natriuretic peptide (BNP), a circulating factor associated with cardiac wall stress. We intend to evaluate the impact of treatment on BNP as a potential pharmacodynamic (PD) biomarker in initial clinical studies.

The figures below shows dose-dependent inhibition of expression of genes associated with cardiac strain (Nppa, Nppb, and Myh7) and fibrosis (Col1a1, Col4a1, and Postn) following a single dose of AAV:mMYBPC3 at the 1×1013 vg/kg and 3×1013 vg/kg dose levels.

Treatment with either TN-201 or AAV:mMYBPC3 in the MYBPC3 KO model has not been associated with significant BW differences, clinical observations, or differences in histopathological assessments across dose levels. In addition, no impact on BW has been observed at dose levels between 3×1013 vg/kg and 6×1014 vg/kg in pilot safety studies in wildtype neonatal mice twelve weeks after dosing. The 6×1014 vg/kg dose level is estimated to be six to 20 times greater than the approximated target dose.

Differentiating Characteristics for Our MYBPC3 Gene Therapy

Promoters are essential to controlling the expression of the therapeutic gene and we have invested in a library of novel promoters and regulatory elements. During optimization of our MYBPC3 gene therapies, we discovered a cardiomyocyte-specific promoter, TNP-CM1, with improved performance attributes as compared to the standard cTnT promoter. In vitro and in vivo analyses confirmed that TNP-CM1 significantly increased expression of the MYBPC3 gene compared to what can be achieved with the standard cTnT promoter. See “Business—Our Approach and Capabilities—3. Promoters and Regulatory Elements.” TNP-CM1 has been tested in a hiPSC-CM disease model, in multiple murine models, and in NHPs. As demonstrated below, our proprietary cassette significantly improved heart function in our MYBPC3 KO mouse model in comparison to a published construct containing a standard cTnT promoter and utilizing the same AAV capsid. These data are also significant as the MYBPC3 KO models were treated at three months of age (rather than two weeks) suggesting that it is possible to reverse cardiac dysfunction even after significant onset of disease.

Planned Clinical Development

TN-201 was selected as the development candidate for the MYBPC3 gene therapy program and has been granted orphan drug designation by the FDA. We intend to submit an IND to the FDA for TN-201 in the second half of 2022 and if approved, plan to initiate global FIH studies in patients with MYBPC3 gene mutations. As part of our clinical development planning efforts, we have obtained useful feedback from regulatory authorities in multiple countries to inform the study design.

As the mechanism of action for TN-201 is relevant for patients with MYBPC3 gene mutations that present with either oHCM or nHCM, we intend to explore the effect of TN-201 in both populations. However, as the majority of patients with MYBPC3 mutations have the nonobstructive form of HCM, we intend to focus initial clinical development on symptomatic adult nHCM patients. During clinical development, we plan to assess clinically relevant PD markers and echo parameters that have been shown to have meaningful changes within a few weeks to months in prior trials of HCM patients.

Additionally, in support of our development efforts for TN-201, in 2021 we initiated MyClimb, a prospective and retrospective global natural history study in patients with MYBPC3 mutation-associated cardiomyopathy. The objective of the natural history study, a non-interventional clinical study that follows patients with MYBPC3 mutations over time, is to characterize the outcomes, burden of illness, risk factors, quality of life, and biomarkers associated with disease progression in patients with cardiomyopathy due to MYBPC3 gene mutations, as well as treatments, procedures, and patient outcomes. This study complements existing disease registries focused primarily on adult patient HCM populations and may support and expedite the development of TN-201 in the pediatric patient population.

HDAC6i Program for HFpEF and gDCM

We are developing an HDAC6 small molecule inhibitor (HDAC6i) for various forms of heart failure, including HFpEF. This disease involves systemic inflammation, LV hypertrophy, fibrosis, and diastolic dysfunction resulting in high morbidity and mortality in affected individuals. HFpEF is one of the greatest areas of unmet need in heart disease with more than three million patients in the United States and currently no approved disease-modifying therapies. Our product candidate, TN-301, is a differentiated compound with unique chemical structures and high specificity for HDAC6. We have demonstrated in vivo activity of our HDAC6 molecules in multiple animal models, including significant disease reversal in two different models of HFpEF as well as tolerability in mice and NHPs in pilot non-GLP toxicology and biodistribution studies. Based on publicly available information to date, we believe, TN-301 is the first HDAC6i being developed for heart disease. We have initiated IND-enabling activities and intend to submit an IND to the FDA in the second half of 2022. We intend to seek feedback from multiple regulatory agencies, including the FDA, as necessary.

Overview of HFpEF

HFpEF is generally defined as heart failure with an EF greater than or equal to 50%. In patients with HFpEF, the LV is stiffened and does not adequately relax, and increased pressure is needed for the ventricle to properly fill. As a result, blood begins to build up inside the left atrium of the heart and eventually swells into the lungs, veins and tissues of the body. HFpEF is progressive in many patients. Symptoms initially include fatigue, shortness of breath, and tissue swelling, resulting in reduced physical activity. Over time, this results in a substantial limitation in activities and impact on quality of life, and patients are at risk of premature death.

Patients with HFpEF represent approximately half of heart failure patients. There are estimated to be over 3,000,000 patients diagnosed with HFpEF in the United States. HFpEF prevalence is rapidly increasing, with prevalence anticipated to increase by more than 45% by 2030. The increase in HFpEF prevalence is at least in part due to the high overlap of this condition with diabetes and obesity which are also on the rise in the United States and globally.

At least half of all hospital admissions for heart failure are related to HFpEF and approximately 24% of the HFpEF population is considered to have New York Heart Association Class III or Class IV disease, representing a disease burden that markedly impacts quality of life and limits physical activity. Among patients hospitalized for HFpEF, readmission for heart failure and mortality rates over a five-year period are as high as 40% and 75%, respectively.

Despite limited data demonstrating efficacy in the HFpEF setting, patients generally receive therapies prescribed for HFrEF, including diuretics, beta-blockers, and ACE inhibitors. Patients with HFpEF are generally not responsive to therapies that have been shown to improve outcomes of patients with HFrEF. Without the development of more effective therapies specifically for HFpEF patients, disease management is mostly directed toward treating associated conditions and symptoms. Clinical trials that have enrolled patients with HFpEF have not led to new therapies that meaningfully improve morbidity or mortality for the HFpEF patient population. We believe that HFpEF remains one of the greatest unmet needs in cardiovascular medicine.

Overview of gDCM

Dilated cardiomyopathies, in which the LV is weak and distended and therefore unable to properly pump blood, effect approximately one million people in the U.S. Genetic abnormalities linked to gDCM are estimated to be present in about 30% to 40% of DCM patients. Variants in more than 40 genes have been linked with gDCM with many patients having more than two mutations meeting criteria for causation of DCM. Despite a common disease phenotype, mutations linked to gDCM are present in proteins with diverse cellular locations within the cardiomyocyte, including localization to the nucleus, cellular membrane, sarcomere, and ion channels. Mutations, deletions, and truncations in one such protein, Bcl2-associated anthanogene 3 (BAG3), have been thought to be causative of DCM in a subset of gDCM patients. Patients with BAG3 DCM represents a particularly high unmet need with an average age of onset of 37 years and an increased rate of heart transplant and LVAD placement. For additional information regarding DCM and gDCM, see the “DWORF Program for DCM— Overview of DCM” below.

Our Solution: HDAC6 inhibitor (TN-301)

HDAC inhibitors have long been considered promising targets for many indications in a range of therapeutic areas, including oncology and other indications. Several partially selective HDAC6i are already in clinical development, but none yet for heart disease. We have developed a number of highly selective proprietary HDAC6i, including TYA-11018 and our product candidate, TN-301. We intend to be the first to advance a selective HDAC6i into clinical development for the treatment of heart failure.

Less selective HDAC inhibitors in development in other indications have been associated with dose-limiting toxicities and safety liabilities, such as thrombocytopenia. In contrast, we have identified a number of highly selective and potent HDAC6i with high levels of selectivity for HDAC6. As demonstrated in the figure below, some of our proprietary inhibitors are greater than 1,000 times more selective for HDAC6 than for other HDAC family members.

Internal data indicate that the higher selectivity of our compounds may translate to certain lower safety risks as compared to other less selective compounds. As shown below, in in vitro experiments we have observed reduced off-target effects relative to other pan-HDACi or partially selective HDAC6i in clinical development, as measured by the relative number of megakaryocyte colonies formed in the presence of the compounds tested at different concentrations. No thrombocytopenia has been observed in animal models.

Our product candidate, TN-301, has favorable drug-like properties, including pharmacokinetics (PK), oral bioavailability, panel selectivity, protein-binding activity, and cellular toxicity, supporting the potential for once-daily oral dosing in humans. To date, there have been no adverse findings in multiple pilot non-GLP toxicology and biodistribution studies in rats and NHPs with TN-301 and TYA-11018, including no treatment-related mortality, adverse effects in clinical signs, body weight, food consumption, or clinical pathology. We have initiated IND-enabling activities for TN-301.

We have filed patent applications across multiple chemical series encompassing TN-301, TYA-11018, and other potential back-up molecules, as well as patent applications related to methods of use.

TN-301: Preclinical Studies in HFpEF

Treatment with TN-301 has reversed measures of HFpEF, including heart filling defects known as diastolic dysfunction, in multiple animal models. In one HFpEF model developed in-house, we surgically applied moderate aortic banding (mTAC) in wild type mice fed a high fat diet for eight weeks. These interventions induced a cardio-metabolic heart failure phenotype that simulated the systemic and cardiovascular features of HFpEF in humans. Aspects of the HFpEF phenotype included increased LV wall thickness, LV hypertrophy, increased diastolic pressure, impaired LV relaxation and filling, and glucose intolerance, while maintaining EF at or above 50%.

After the HFpEF phenotypes were established, animals were dosed orally with TN-301 or vehicle for six weeks. As illustrated below, TN-301 treatment reversed HFpEF disease phenotype across all studied parameters, including restoration of LV wall thickness, LV end diastolic pressure, LV relaxation and filling, and LV mass, compared to control. In addition, as shown below, the treated mice exhibited a clear trend of decreased lung weight, indicative of improvement in pulmonary congestion consistent with the reduction of filling pressure.

In addition, as illustrated below, in multiple studies in HFpEF models, we have also observed an improvement in glucose tolerance suggesting that treatment with a selective HDAC6i may have a positive impact on glucose metabolism.

Consistent with the observed improvement in HFpEF phenotype, TN-301 treatment in this HFpEF model was also associated with reductions of key biomarkers of fibrosis, hypertrophy and cardiac damage, and inflammation in heart samples compared to levels observed in control animals, as shown in the figure below:

TN-301: Preclinical Studies in Models of Metabolic Disease

In addition to improvements in glucose metabolism associated with TN-301 treatment in HFpEF mouse models, treatment with TN-301 has also led to improvements in glucose tolerance and insulin sensitivity in a Diet Induced Obesity (DIO) mouse model. As shown below, treatment with a single dose of TN-301 improves glucose tolerance in a dose-dependent manner in the DIO model. Furthermore, TN-301 treatment improves glucose tolerance in a dose-dependent manner after daily dosing for two weeks and insulin sensitivity in a dose-dependent manner after daily dosing for four weeks.

A single dose treatment of TN-301 in the DIO model is also associated with a significant reduction in inflammatory markers in adipose tissue relative to controls as shown below. Inflammatory biomarkers in adipose tissue are thought to be linked to glucose tolerance and insulin sensitivity. For example, adipose IL-6 deficiency has been associated with improvements in glucose tolerance. Loss of IL-10 has also been shown to protect mice from DIO and improve glucose tolerance and insulin sensitivity. Collectively, these data are supportive of a role for HDAC6 inhibition on glucose tolerance and insulin resistance with potential applicability to sub-populations of HFpEF patients with obesity, diabetes, or metabolic syndrome.

HDAC6 Inhibitors: Preclinical Studies in DCM

Through our target identification Precision Medicine platform, HDAC6 was initially identified as a target for a genetically defined subset of DCM, BAG3 mutant DCM. We screened a large chemical library to identify compounds able to reverse sarcomere defects in BAG3-deficient iPSC-CMs. Sarcomere defects were rapidly and systemically assessed through our proprietary machine learning algorithms. Whereas a pan-HDAC inhibitor was identified in the initial compound screen as reversing sarcomere defects, we conducted follow-up screens using RNAi knockdowns of HDAC family members to identify HDAC6 as a potential therapeutic target in vitro.

We have validated these in vitro findings by testing our HDAC6i compounds in BAG3 mutant mice models. As shown in the figure below, treatment of a rapidly worsening mouse model of BAG3 mutant DCM with

TYA-11018 resulted in a greater than 20% improvement in EF after eight weeks of treatment compared to a control group treated with vehicle.

In contrast to other HDAC proteins, HDAC6 is a tubulin deacetylase. When HDAC6 is inhibited, tubulin acetylation is promoted, leading to increased microtubule stability. Increased microtubule stability has been linked to an increase in assembly of vesicles called autophagosomes which are involved in the clearance of aggregated and misfolded proteins in diseased cells. In the diseased heart, one potential mechanism of action for HDAC6 inhibition is promoting autophagy, driving a clearance of aggregated proteins in the heart, and thus restoring normal cellular function and structure. Protein aggregation is characteristic of some forms of DCM and have been linked to cardiomyocyte and cardiac dysfunction. The BAG3 mutant DCM patient population may be particularly sensitive to this mechanism of action for HDAC6 inhibition. BAG3 facilitates autophagy as a co-chaperone protein with heat shock proteins and mutations in the BAG3 gene may lead to potentially defective autophagy in the heart.

The schematic below shows promotion of autophagy as a potential mechanism of action for HDAC6 inhibition in DCM based on in vivo testing.

The role of HDAC6 inhibition in the promotion of autophagy is supported by biomarker analyses in TYA-11018 in vivo efficacy studies in the BAG3 DCM mouse model. As shown in the figure below, one autophagy marker, LC3, increases in correlation with functional measures such as EF in efficacy studies, suggestive of the potential role of autophagy as a mechanism of action for HDAC6 inhibition in DCM.

HDAC6 Inhibitors: Potential Mechanism of Action in HFpEF

The pathophysiological mechanisms underlying HFpEF is an active area of scientific research. Key aspects of HFpEF disease biology include oxidative stress and inflammation, cardiac fibrosis, cardiac hypertrophy, cardiac stiffness, which all result in diastolic dysfunction, and decreased ability of the heart to fill its chambers during contraction. Defects in glucose tolerance and insulin sensitivity and overall defective metabolism have also been proposed to play a role in HFpEF onset and progression due to high overlap in the HFpEF population with diabetes and obesity as comorbidities.

HDAC6 has been generally associated with several of these potential HFpEF mechanisms. Our preclinical data generated to date is consistent with what is known in the published literature and is suggestive of a multi-modal mechanism of action that may address multiple aspects of disease.

The schematic below shows a conceptual model of HFpEF disease biology highlighting key aspects (the yellow boxes in the figure below) for which there are external and internal data supporting the potential utility of HDAC6i.

1.
Inflammation / Oxidative stress: Published studies have linked inhibition of HDAC6 with inflammasome biology and enhancement of regulatory T cell activity. In our preclinical studies, TN-301 has shown improvement in inflammatory markers in adipose tissue from the DIO model, while TYA-11018 has shown improvement in inflammatory markers in a BAG3 model of DCM.

2.
Defective metabolism / glucose metabolism: In a published study, HDAC6 KO mice had a significant improvement in dexamethasone-induced whole-body glucose intolerance and insulin resistance compared to wildtype mice, suggesting that HDAC6 may be an important regulator of gluconeogenesis and glucose metabolism. In our preclinical studies, TN-301 has also shown improvement in glucose tolerance in a HFpEF model; dose-dependent improvements in glucose tolerance and insulin resistance in a DIO mouse model; and improvement in glucose uptake in iPSC-CMs. TYA-11018 has also shown improvement in dysregulated metabolic pathways in a BAG model of DCM.
3.
Fibrosis: In published studies, HDAC6 inhibition by siRNA or partially selective inhibitors attenuates myofibroblast markers and HDAC6 knockdown has been demonstrated to inhibit cardiac fibroblast proliferation. In our preclinical studies, TN-301 significantly improved markers of cardiac fibrosis in a HFpEF model.
4.
4.
Hypertrophy: Published studies illustrate that HDAC inhibitors can prevent cardiac hypertrophy in animal models in response to various hypertrophic stimuli. In a published study, HDAC inhibition suppressed cardiac hypertrophy and fibrosis in a model of hypertension through regulation of HDAC6/HDAC8 enzyme activity. In our preclinical studies, TN-301 has also shown improved in LV hypertrophy in multiple HFpEF models.
5.
Impaired autophagy: Published studies illustrate the role of reduced autophagy in HFpEF and in aging hearts. In our preclinical studies, TYA-11018 has shown improvement in autophagy in a BAG model of DCM that was correlated with improvement in heart function.
6.
Diastolic dysfunction: In a published study, pan-HDAC inhibitors improved diastolic dysfunction in two distinct murine models of HFpEF and HDAC inhibition improved cardiopulmonary function in a feline model of diastolic dysfunction. In our preclinical studies, TN-301 has also shown improved diastolic dysfunction in multiple HFpEF models.

Pharmacodynamic (PD) marker

HDAC6 is a cytoplasmic enzyme and one of its main substrates is tubulin. Increase in acetylated tubulin is a robust and reproducible PD marker with a high dynamic range that can be measured in both the heart and in circulating cells. We have developed an assay suitable for testing PD effect in human peripheral blood mononuclear cells that we intend to use to demonstrate proof-of-activity and target engagement in our clinical trials.

The figure below illustrates dose-dependent increases in tubulin acetylation levels in the heart of a mouse model following administration of TN-301 (left axis), and how tubulin acetylation levels appear to correspond to levels of TN-301 as measured in plasma over time.

The figure below illustrates dose-dependent increases in tubulin acetylation levels in human peripheral blood mononuclear cells (PBMCs), illustrating how this PD marker can also be measured in human blood, including in healthy volunteers. This PD assay format is the same as intended for testing clinical samples from TN-301 FIH studies.

TN-301: Planned Clinical Development

We plan to submit an IND to the FDA for TN-301 in the second half of 2022 and, if approved, initiate first-in-human safety studies in healthy volunteers before initiating proof-of-concept studies and proof-of activity studies. During clinical development, we plan to examine the role of TN-301 in sub-populations of HFpEF patients with obesity, diabetes or metabolic syndrome as well as potentially in sub-populations of gDCM where there is stronger alignment between the multi-modal mechanism of action of TN-301 with the pathophysiology of the disease.

PKP2 Program for gARVC

PKP2 gene mutations are estimated to affect more than 70,000 patients in the United States. These mutations can cause enlargement of the RV in affected individuals, replacement of heart muscle with fibrotic tissue and fatty deposits, and severely abnormal heart rhythms (arrhythmia) that can make it harder for the heart to function properly and result in sudden cardiac death in some adults and children. Based on publicly available information to date, we believe there are currently no approved treatments that address the underlying genetic cause of this disease. We are developing TN-401, an AAV-based gene therapy designed to address gARVC caused by PKP2 gene mutations. We have demonstrated prevention of disease progression and survival benefit in a murine model after a single dose. Based on publicly available information to date, we believe these data are the first known demonstrations of durable disease modification, survival benefit, and prevention of arrhythmia using an AAV:PKP2 gene therapy construct. We are initiating IND enabling studies for TN-401 and expect to submit an IND to the FDA in 2023. We intend to seek feedback from multiple regulatory agencies, including the FDA, as necessary.

Overview of ARVC

ARVC is largely an inherited disease characterized by the progressive loss of muscle cells in the heart’s RV and replacement with a composite of fibrotic tissue and fatty deposits. As a result of this structural change, the heart becomes dilated and is prone to VA and particularly ventricular tachycardia (abnormally high heart rate).

When symptoms are present, they tend to occur around 30 years of age, with the mean age of presentation in patients before the age of 40 years old. Patients with ARVC most commonly present with symptoms related to VA (such as palpitations, lightheadedness, and fainting) or cardiac arrest. ARVC is an important cause of sudden cardiac arrest in young patients, and particularly in athletes. The median age at cardiac arrest in ARVC patients is 25 years old.

ARVC has an estimated prevalence in the general population of approximately 1:2000. Mutations in the PKP2 gene are the most common genetic cause of ARVC, with approximately 41% to 46% of ARVC patients carrying pathogenic variants. We therefore estimate more than 70,000 patients in the United States are affected by PKP2 mutations.

Mutations of the PKP2 gene are inherited in an autosomal dominant fashion i.e. a mutation in one gene is sufficient to cause the disease. Over 14 mutations have been linked to the PKP2 gene. Most of these mutations are predicted to result in a truncated protein product, which suggests a disease mechanism due to loss of function, resulting in haploinsufficiency.

As illustrated below, the PKP2 protein is an integral component of cell adhesion protein complexes known as desmosomes which connect adjacent cardiomyocytes in the heart. Desmosomes are responsible for stabilizing the heart and for maintaining channels called gap junctions that allow for cellular communication among heart cells, which in turn is important to proper synchronization of cardiomyocyte contractions across the myocardium contributing to each heartbeat.

Other components of desmosome include desmoplakin (DSP gene), desmoglein 2 (DSG2 gene), desmocollin 2 (DSC2 gene), desmin (DES gene), and plakoglobin (JUP gene). Mutations of the DSP, DSG2, DSC2, DES, JUP can also cause gARVC, illustrating the importance of the structural integrity of the desmosome complex. Patients with PKP2 mutations typically present at a younger age than patients carrying other mutations linked to ARVC and are thought to follow a similar disease progression to other ARVC patients.

The figure below(2) analyzes heart tissue from an ARVC patient with the PKP2 mutation and compares it to the heart tissue from a normal individual. The tissue has been stained for desmosome proteins PKP2 and plakoglobin as well as other transmembrane proteins that are not part of the desmosome but that are also present at cell-cell junctions in different body organs (e.g., N-cadherin). As illustrated, N-cadherin, PKP2, and plakoglobin are all correctly localized to the junctions between cardiomyocytes in the healthy control sample. However, when the PKP2 gene is mutated, N-cadherin continues to correctly localize but both the PKP2 and plakoglobin proteins are no longer properly localized to the desmosome. Based on publicly available information to date, we believe these data illustrate how PKP2 protein is critical to maintaining the structural integrity of the desmosome, and that mutations in the PKP2 gene are enough to disrupt this complex in human hearts.

As a result of this impairment, cardiomyocytes can become detached from each other when placed under the normal mechanical stress of the beating heart, or under the extra mechanical stress in the heart caused by athletic activity. This detachment causes cell death, which in turn causes inflammation, scar formation, and fat deposition.

(2)
Source: Asimaki et. al. NEJM 2009.

An example of a heart from a patient who had ARVC is shown below(3). This illustrates commonly seen abnormalities in ARVC hearts as a result of the improper function of the desmosome, including dilation (enlargement) of the RV chamber and replacement of healthy heart tissue by fibrotic tissue and fatty deposits.

Following a diagnosis, ARVC patients are typically implanted with an Implantable Cardioverter Defibrillator (ICD) placed to control arrhythmias and treated with beta-blockers. ICD implantation may be associated with complications in some patients, including potential for heart perforation and additional surgery. Patients may progress to catheter ablation procedures which have a high rate of recurrence of VA and have not been shown to reduce risk of sudden cardiac death or improve survival. Despite the availability of these treatments, clinical heart failure has been documented in up to 40% of ARVC patients, and when heart transplantation is required, transplants occur at an average age of 40 and within seven years of the onset of heart failure symptoms. There are currently no approved therapies that address the underlying genetic causes of ARVC.

(3)
Source: Pinamonti et. al World J Cardiol 2014.

Our Solution: PKP2 Gene Therapy

We are developing an AAV-based gene therapy to deliver the fully-functional copy of the PKP2 gene to deliver a fully functional copy of the human PKP2 gene to the hearts of gARVC patients carrying PKP2 mutations. We believe that gene replacement through delivery of the PKP2 gene to cardiomyocytes represents a promising “lock and key” treatment that can address the underlying cause of this disease. As the disease is most often caused by haploinsufficiency, expression of a functional PKP2 gene to replace the missing PKP2 protein in cardiomyocytes is expected to restore proper structure and function of the desmosome. This in turn can help prevent adverse heart remodeling and improve heart contraction and electrical function. The PKP2 gene will be delivered using AAVs with tropism for the heart and expression of the PKP2 protein will limited to the heart through use of a cardiomyocyte-specific promoter. TN-401, the product candidate from our PKP2 gene therapy program, is illustrated below.

Preclinical Studies in PKP2-cKO Model

We developed a PKP2 conditional knockout (PKP2-cKO) mouse model that simulates key aspects of gARVC including dilation of the RV, decline in LV heart function, severe arrhythmia, abnormal ECG trace, and early mortality. The onset of symptoms is very rapid and within three weeks after induction of the phenotype. It is worth noting that this PKP2-cKO model is homozygous, i.e., both copies of the gene are missing and so there is no production of the PKP2 protein. As expected, the severity of disease and the rate of disease progression in this are both greater than what is normally observed in most PKP2 patients who are almost all heterozygous for PKP2 gene mutations, i.e., they have one normal, healthy copy of the gene that is producing at least some of the necessary PKP2 protein, plus one defective copy of the gene that is either producing no PKP2 protein at all or that is producing PKP2 protein that does not function properly in the desmosome. The PKP2-cKO model is nonetheless useful as it provides important proof of concept for the potentially beneficial in vivo effect of the PKP2 protein replacement via a gene therapy approach.

In preclinical studies, we systematically administered AAV:mPKP2 in PKP2-cKO mice in parallel with induction of the ARVC phenotype. As shown in the figures below, AAV:mPKP2 treatment improved several ARVC phenotypes compared to saline-treated controls (HBSS), including preventing right ventricular enlargement, preventing decline of LV function, and improving survival after a single IV dose.

In addition, PKP2 gene therapy also corrected the hallmark electrophysiological defects associated with ARVC. The graphs below show nearly complete prevention of the arrhythmia in PKP2-cKO animals treated with AAV:mPKP2 versus controls, including prevention of nonsustained ventricular tachycardia (NSVT) and premature ventricular contractions (PVCs), which were reduced nearly to wild levels as apparent from the ECG trace and the from the quantification with a Ventricular Arrythmia Score measuring the incidence of spontaneous arrhythmias during 30 minutes of recording.

The graphs below show normalization of the QRS complex in PKP2-cKO animals treated with AAV:mPKP2 versus controls, including prevention of QT elongation (as measured by QT interval) and abnormal P wave and R wave amplitudes (as measured by the P/R ratio).

Based on publicly available information to date, we believe these data are the first known demonstration of durable disease modification, survival benefit, and prevention of arrhythmia in vivo using an AAV:PKP2 gene therapy construct.

Planned Clinical Development

We intend to support establishment of a global natural history study in 2022 and expect to submit an IND to the FDA for TN-401 in 2023. We intend to seek feedback from multiple regulatory agencies, including the FDA, as necessary. If our IND is approved, we plan to initiate global FIH studies in patients with truncation mutations of the PKP2 gene.

DWORF Program for DCM and HFrEF

We are developing an AAV-based gene therapy designed to deliver the DWORF gene for patients with DCM. Dilated cardiomyopathies are estimated to affect about one million patients in the United States. DCM is a progressive and life-threatening disease that causes enlargement and wall thinning of the LV, insufficient contraction, reduced blood flow, VA, and can result in premature morbidity and need for heart transplant in affected individuals. DWORF is a muscle-specific micro-peptide first discovered by our co-founder Eric Olson, Ph.D. that acts on the sarcoplasmic/endoplasmic reticulum Ca2+ ATPase 2a (SERCA2a) pathway, widely considered to be a promising target in heart failure. We and our academic collaborators have accumulated significant preclinical in vivo proof-of-concept evidence for the therapeutic benefit of over-expression of the DWORF gene in multiple murine models, including models of gDCM and HFrEF, as well as tolerability in murine models. Based on publicly available information to date, we believe these are the first demonstrations of the potential benefit of AAV:DWORF. This program is currently at the candidate selection stage.

Overview of DCM

DCM is broadly defined as heart failure where the EF is below 40% and the walls of the LV are thin and over-expanded, leading to insufficient contraction, reduced blood flow pumped by the heart, and abnormal heart rhythms. DCM can be caused by a variety of mechanisms, including genetics, CAD, high blood pressure, heart attack, and viral infection due to a high risk of ventricular arrythmias.

DCM is a life-threatening and progressive disease. Once symptoms appear, a patient’s condition typically declines progressively. Typical symptoms of heart failure due to DCM include shortness of breath, fatigue, swelling in the extremities, or an irregular heartbeat. As the disease progresses, patients become increasingly debilitated and experience sustained shortness of breath, even at rest. Diastolic function, or the heart’s ability to relax and fill with blood, is also impaired because the heart is already expanded and fibrotic. The dilated LV is deprived of an adequate supply of oxygen that may contribute to further fibrosis and the risk of dangerous heart rhythm disturbances. At any stage of the disease, whether or not symptoms have appeared, DCM patients are at risk of sudden cardiac death.

It is estimated that DCM affects about one million people in the United States, with genetic abnormalities linked to DCM estimated to be present in about 30% to 40% of DCM patients.

A subset of DCM is caused by genetic mutations in proteins involved in muscle contraction. Mutations in one such protein, phospholamban (PLN), can cause DCM. These mutations are believed to result in abnormal regulation of calcium biology instrumental in muscle contraction, leading to ventricular dilation, fibrosis and heart failure over time. Some patients with PLN mutations have a high severity of disease, including patients with R9C and R14del mutations. PLN mutations are rare with an estimated 0.5% of DCM patients carrying PLN mutations.

Current therapy for DCM generally uses therapies developed for HFrEF. While current pharmacologic therapies have improved prognosis and the quality of life of DCM patients, the premature morbidity and mortality rate remains unacceptably high. End-stage DCM is the leading indication for use of last line therapies, including LVADs and heart transplantation. Within five years of diagnosis, 43% of patients with advanced DCM have either died or needed a heart transplant. Thus, there is a large unmet need for novel and more individualized therapeutic options.

Overview of HFrEF

Among patients with heart failure, the amount of blood that is pumped out of the LV (LVEF), can vary significantly, and is often characterized as reduced if below 40% (HFrEF), mid-range if between 40% to 50% (HFmrEF) or preserved if greater than or equal to 50% of normal LVEF (HFpEF).

Approximately 50% of heart failure cases are HFrEF, representing a prevalence of nearly four million patients in the United States. In addition, the incidence and prevalence of HFrEF continues to rise. This increase is driven by an aging population, improved survival from MI and other forms of heart disease, and the increasing prevalence of predisposing risk factors such as diabetes and obesity.

HFrEF patients continue to have substantial unmet need despite advances in pharmacological treatments, with up to 30% of treated patients experiencing a significant limitation in physical activity. Development of heart failure continues to be associated with significant morbidity and mortality, with a one-year mortality rate of 7% and one-year hospitalization rate of 32%. Over a five-year period, readmission for heart failure and mortality rates are as high as 48% and 75%, respectively, highlighting the significant and increasing burden of illness for patients and healthcare systems.

The standard of care for HFrEF involves multiple different classes of therapies, including ACE inhibitors, beta blockers, vasodilator, aldosterone antagonists, and others. For end-stage HFrEF patients refractory to medical therapy, the treatment options are limited to LVADs and heart transplantation. LVADs have a finite duration of efficacy and are associated with the potential for fatal complications, frequent hospital readmissions, and high treatment cost. Heart transplant availability is restricted by the scarce supply of donor organs, risk of transplant rejection, and lifelong treatment with immunosuppression therapeutic regimes that are associated with organ damage.

Our Solution: DWORF Gene Therapy

We are developing an AAV-based gene therapy to deliver the DWORF gene to cardiomyocytes for the treatment of DCM and HFrEF. DWORF is a recently discovered small peptide that localizes primarily to the sarcoplasmic reticulum of the cardiac muscle cell. During muscle cell activation, calcium is released from sarcoplasmic reticulum into the muscle cell’s cytosol and into the sarcomere, leading to muscle contraction. Sarcoplasmic/endoplasmic reticulum Ca2+ ATPase 2a (SERCA2a) is a major isoform of SERCA expressed in cardiomyocytes and plays an essential role in the regulation of cardiac contractility. SERCA2a transports calcium from the cytosol back into the sarcoplasmic reticulum, preserving the calcium gradient required for contraction. DWORF binds to SERCA2a and displaces the inhibitory PLN peptide, resulting in increased SERCA2a activity, increased levels of calcium pumped into the sarcoplasmic reticulum, and increased muscle contraction, ultimately leading to an improvement in heart function.

We believe DWORF is an ideal target for the treatment of HFrEF. DWORF is a small peptide that is readily expressed when delivered by AAV. The small size of the DWORF gene leaves additional room in the AAV capsid to include optimized combinations or promoters and regulatory elements to tailor DWORF gene expression levels. In addition, published studies have shown that DWORF gene expression is lower in failing human hearts compared to non-diseased hearts.

The figure below shows expression analyses in human heart failure tissue. DWORF mRNA is reduced in failing hearts whereas atrial natriuretic peptide (NPPA) mRNA, a marker of congestive heart failure, is significantly increased in failing hearts.

One therapeutic hypothesis is that restoring DWORF gene expression to normal levels, through treatment with a DWORF gene therapy, may normalize calcium flux in cardiomyocytes and increase contractile strength in DCM patients as well as the broader HFrEF patient population. In addition, DCM patients carrying PLN mutations have mutant PLN peptides that inhibit SERCA2a and decrease contraction. DWORF gene therapy produces DWORF peptides that directly compete with mutant PLN peptides by preferentially binding with SERCA2a, which can increase muscle contraction, potentially resulting in halting or even reversal of disease progression.

Our DWORF program, illustrated below, is currently at the candidate selection stage with multiple constructs under consideration. DWORF gene expression is limited to the cardiomyocyte through use of a novel cardiomyocyte-specific promoter. Our intended product candidate will use an AAV capsid with high tropism for the heart, either AAV9 or a novel proprietary capsid developed through our capsid engineering capabilities, to deliver the DWORF gene. We are exploring different ROAs including systemic (IV) or delivery directly to the heart through an infusion catheter.

Preclinical Studies

Results in DCM (with MLP KO model): Overexpression of DWORF has led to improvements in multiple parameters in mouse models of DCM. Our co-founder Eric Olson, Ph.D. has demonstrated that overexpression of DWORF in a transgenic (Tg) model leads to improvements in heart size, normalization of wall thickness and also improvements in EF, as demonstrated in the Muscle Lim Protein (MLP) KO mouse model of DCM, a model considered representative of the broader DCM population.

In addition to improvement in heart function, as shown in the figure below, Tg DWORF overexpression also prevents muscle cell disarray and fibrosis in the MLP KO model of DCM.

Treatment with AAV:DWORF constructs has shown similar improvements in heart remodeling following treatment. As shown below, experiments conducted in the lab of Eric Olson demonstrated improvements in heart remodeling with an AAV:DWORF construct in the MLP KO mouse model.

We have also demonstrated improvement in the same MLP KO model using our proprietary AAV:DWORF constructs. We have developed multiple proprietary promoters that drive multiple different levels of expression. As shown below, AAV:DWORF constructs containing these promoters (TNP-CM2, TNP-CM4, and TNP-CM7) improved EF relative to a saline control in the MLP KO mouse model of DCM, with improvements in EF as high as approximately 14% achieved with constructs containing the TNP-CM4 promoter:

Results in DCM (with PLN Mutant Models): Overexpression of DWORF has also demonstrated meaningful improvements in mouse models of PLN mutant DCM. In experiments conducted in the lab of Eric Olson, mice with

PLN R9C mutations are characterized by strong PLN inhibition of the SERCA2a calcium pump, resulting in decreased calcium flux, reduced heart muscle contraction, and decreased heart function. Tg overexpression of DWORF has been shown, as illustrated below, to improve fibrosis and heart remodeling in animals six months of age and improve survival in this genetic model of heart failure.

We have tested different AAV:DWORF constructs in both healthy and disease mouse models and have not observed any safety signals at clinically relevant levels of DWORF overexpression.

Planned Clinical Development

After selection of our product candidate, we plan to initiate IND-enabling studies. We intend to submit an IND or CTA to the FDA or EMA, respectively, no earlier than 2023. During clinical development, we plan to examine the role of AAV:DWORF in DCM, as well as potentially in sub-populations of HFrEF where there is alignment between AAV:DWORF with the pathophysiology of the disease.

Reprogramming Program for Heart Failure due to Prior MI

We are developing an AAV-based approach to cellular regeneration that involves converting (or reprogramming) existing cardiac fibroblasts within the heart to turn into new cardiomyocytes and to replace cells permanently lost due to MI. There are estimated to be more than four million patients in the United States living with heart failure due to prior MI. The loss of cardiomyocytes in affected individuals permanently impairs heart contraction, leading to heart failure and potentially fatal arrhythmias, and the death of approximately 5% to 10% of MI survivors within the first year. There are currently no approved treatments that address the underlying loss of heart tissue. The potential utility of our unique approach to creating new cardiomyocytes was first demonstrated by our co-founder Deepak Srivastava, M.D. We have discovered a proprietary combination of three genes that can drive robust in vivo reprogramming of cardiac fibroblasts to cardiomyocytes when delivered together in a single AAV capsid. Based on publicly available information to date, we believe our results in a pig model of heart failure due to prior MI represent the first-ever successful demonstration of the potential benefit of this approach in a human-sized heart. This program is currently at the candidate selection stage.

Overview of heart failure due to prior MI

CAD is the single most common cause of heart failure and is often associated with an MI, in which blood flow to a section of the heart, usually the LV, becomes limited, causing the cells in that section of the heart, including cardiomyocytes and cardiac fibroblasts, to die. The heart cannot replace the lost cardiomyocytes while the cardiac fibroblasts multiply significantly, resulting in scar tissue formation and stiffening of the LV walls, leading to progressive and irreversible cardiovascular remodeling. As a result, the heart continues to lose its ability to pump as strongly and may fail over time. In addition to heart failure, these patients also have a persistent risk of arrhythmias and increased likelihood of a second heart attack or sudden death.

In the United States, greater than 800,000 people have a heart attack every year; of these approximately 200,000 already had a prior heart attack. Approximately 20% of patients age 45 and older will have another heart attack within five years of their first one. Despite advances in treatment options, mortality due to heart attack is still high; data from the U.S. National Vital Statistics Reports shows the median life expectancy among individuals aged 65 to 69 who have had a heart attack is just 8.3 years as compared to 18.7 years among those who have not.

There are no known therapies that address the loss of cardiomyocytes associated with MI and the resulting morbidity and mortality.

Our Solution: Direct In Vivo Reprogramming of Resident Cardiac Fibroblasts to Create Cardiomyocytes

Cellular reprogramming is the process of converting cells of one type into another cell type. Shinya Yamanaka and John Gurdon won the Nobel Prize for their discovery that cells in the body can be reprogrammed to become stem cells, called iPSCs, capable of developing into any other type of cell in the body using a combination of four transcriptional factors. Since then, researchers have also found other combinations of factors capable of directly converting cells from one type to another without first going through the iPSC state. Dr. Srivastava, one of our co-founders and a member of our board of directors, was the first to demonstrate direct reprogramming of cardiac fibroblasts into cardiomyocytes in both in vitro and in vivo models, creating the potential for a new approach to cardiac regeneration.

Building on this pioneering work, we have developed a novel AAV-based therapy for direct in vivo reprogramming of resident cardiac fibroblasts into cardiomyocytes to replace the cardiomyocytes lost due to an MI. Our goal is to convert the cardiac fibroblasts into new cardiomyocytes to help repair the heart after an MI, and ultimately slow down, stabilize or even potentially reverse the progression to heart failure. Our approach leverages substantial in-house advances in our reprogramming factors, capsid engineering, regulatory elements, and drug delivery to translate cardiac reprogramming science towards clinically relevant solutions.

•
Reprogramming factors. Through extensive in vitro screening efforts in actual human cardiac fibroblasts, we identified a unique combination of genes encoding Myocardin and ASCL1, that together, can drive robust direct in vivo reprogramming of cardiac fibroblasts to cardiomyocytes, and that we have designed to fit into a single AAV. We use the term reprogramming factors to refer to such combination of genes and any other combinations of genes that when delivered together in a single AAV into cardiac fibroblasts, result in the direct reprogramming of the cardiac fibroblasts into cardiomyocytes.
•
Capsid engineering. While AAV9 can be used to target cardiomyocytes, it does not sufficiently transduce cardiac fibroblasts. We have discovered a novel capsid, TNC-CF1, which has a higher transduction efficiency for human cardiac fibroblasts as compared to currently known AAV serotypes. Initial data suggest this novel capsid may also be less susceptible to neutralizing antibodies compared to known serotypes.
•
Regulatory elements. We have pursued rigorous, iterative optimization efforts to create proprietary reprogramming products. We have further optimized Myocardin and cassette regulatory elements to both decrease cassette size and improve reprogramming efficiency. After extensive exploration of single and double promoter strategies, we have selected the CAG promoter to drive robust expression of our reprogramming factors. We limit expression of our reprogramming factors in mature cardiomyocytes by including a miR-208 binding site that decreases reprogramming factor expression in mature cardiomyocytes after differentiation from fibroblasts.
•
Drug delivery. We are developing, in conjunction with leaders in interventional cardiology, a proprietary percutaneous endomyocardial injection catheter (TND-INJ1) to inject and deliver our gene therapies around scars in the heart in a non-surgical, minimally-invasive procedure. Many potential sites for future clinical studies have experience with endomyocardial injection catheters through previous and ongoing cell therapy studies.

The schematic below summarizes the components of our intended reprogramming gene therapy product candidate and mechanism of action.

Preclinical Studies

We have conducted in vitro and in vivo experiments to optimize our direct reprogramming approach. Our most advanced results have been achieved primarily with two different constructs, TN1-002 and TN1-006. A summary of certain preclinical data supporting the Reprogramming program in general and TN1-002 in particular was presented at the ASGCT conference in 2020.

•
Results from in vitro conversion of human cardiac fibroblasts. Our reprogramming approach has been optimized in vitro in adult human cardiac fibroblasts. We have conducted extensive iterative experiments to compare the relative efficiency of various constructs to convert cardiac fibroblasts to cardiomyocytes. cardiomyocyte-specific markers like cTnT and -Actinin are measured to determine the proportion of cells that have been converted from cardiac fibroblasts to cardiomyocytes. The figure below illustrates the results from such an experiment, demonstrating how our TN1-006 construct can convert approximately 40% of human cardiac fibroblasts to cardiomyocytes:

•
Results from rodent disease models. We have demonstrated durable and dose-dependent improvement in EF in both mouse and rat models of heart failure following an induced MI. In our rat model, TN1-006 was injected directly around the scar area formed two weeks after an induced MI. The figure below demonstrates dose-dependent improvement in EF, with an approximately 10% improvement in EF achieved at the highest dose compared to controls that was sustained up to the end of the experiment at 29 weeks:

•
Results from pig disease model. We have demonstrated durable improvement in EF in a pig model of heart failure following an induced MI. In a pig model, TN1-002 was injected directly around the scar area formed 28 days after an induced MI. The figure below demonstrates approximately 10% improvement in EF compared to each animal’s own pre-dose baseline and more than 11% improvement compared to control-treated animals that remained sustained until the end of the experiment at nine weeks:

We believe these data compare favorably to published efficacy data for other cell and gene therapy interventions in large animal models. Very few previous therapeutic attempts have achieved meaningful improvement in EF compared to pre-dose baseline in large animal models, with typical improvements, when observed, of less than 5%. From an assessment of the published literature, including a meta-analysis of multiple therapeutics in HFrEF, we believe that each 5% increase in EF is expected to reduce mortality by approximately 15%.

This pig model is known to have high variability in disease progression among individual animals. In order to confirm that the results obtained with TN1-002 reflected true improvements in heart function, we conducted extensive additional analysis of other parameters, including heart size (for example, LV diameter and volume during systole and diastole), measures of cardiac output (for example, stroke volume), measures of heart injury (for example, troponin levels), and final scar size at the level of individual animals. As shown in the figure below, our analysis revealed high heterogeneity in the change in absolute EF percentage among individual animal responses to TN1-002 from a decline of -2% to improvement of +24%, and that seven out of ten treated animals were considered “responders”

(based on EF percentage increase of greater than 5% over pre-dose baseline) while three out of ten were considered “non-responders”.

Further analysis of responder animals as compared to non-responder animals demonstrated responders generally had improvement in most parameters that were internally consistent and suggestive of positive heart remodeling. By comparison, the pattern of these additional parameters was not internally consistent among non-responders.

The figure below demonstrates the expected inverse correlation of the degree of EF improvement of responders to the change in heart size, as measured by LV end systolic volume:

Further analysis of heart samples from responder as compared to non-responder animals from this study revealed that responder animals had significantly higher measurable levels of the TN1-002 vector and the reprogramming factors than the non-responder animals. This provides additional support that the improvements in EF results seen in this experiment were a direct result of the delivery and expression of reprogramming factors by our AAV capsid.

The figures below illustrate that the level of AAV transduction and transgene expression was observed to be higher in samples obtained from responders compared to non-responders to TN1-002 in the study of reprogramming in the pig model of heart failure post-MI:

Our preclinical findings to date provide direction to our ongoing candidate selection efforts. We continue to seek ways to ensure more consistent delivery and expression of our reprogramming factors to cardiac fibroblasts, including with the use of novel capsids and novel delivery methods.

•
Safety. To date, no negative safety findings have been associated with either TN1-002 or TN1-006 in in vivo experiments in rat and pig models, including clinical findings, histopathology, assessment of arrhythmia, and other measures.

Planned Clinical Development

We have received feedback from the FDA through an INTERACT (INitial Targeted Engagement for Regulatory Advice on CBER producTs) review to inform the design of our future preclinical studies. After selection of our product candidate, we plan to initiate IND-enabling studies. We intend to submit an IND or CTA to the FDA or EMA, respectively, no earlier than 2023.

Our development plan is anticipated to include patients with advanced heart failure due to prior MI who meet qualifications for a heart transplant or LVAD as well as a broader patient population with severe ischemic cardiomyopathy. In the future, we also may explore potential for development in other forms of heart failure caused by a loss of cardiomyocytes, but not involving a myocardial infarction.

Pipeline Expansion Opportunities

We believe the versatility of our three product platforms and our related differentiated capabilities enables us to rapidly expand our portfolio beyond the initial areas of focus. In addition to the named programs in our current pipeline, there are several programs emerging from each of our platforms that are intended to address rare genetic cardiomyopathies as well as more prevalent forms of heart disease. We continue to research, discover and evaluate new programs arising from our three product platforms. We also continue to explore opportunities to collaborate with leading academic and biopharmaceutical organizations with complementary science and capabilities that share our bold vision for the development of next-generation therapies to benefit individuals and families fighting heart disease.

Third Party Agreements

2020 License Agreement with The Board of Regents of the University of Texas System on behalf of UTSW

We have licensed intellectual property from UTSW in a license agreement effective January 10, 2020 with regard to our DWORF program. We entered into the license agreement with The Board of Regents of the University of Texas System on behalf of UTSW for a worldwide license to develop and commercialize products covered by the UTSW-licensed intellectual property relating to therapeutics overexpressing the peptide named DWORF for all uses. Our license under the license agreement is exclusive with respect to the UTSW patent rights licensed thereunder and non-exclusive with respect to the UTSW tangible materials provided thereunder. All of the DWORF gene therapy product candidates currently in our pipeline rely upon the license granted to us under this agreement. Such license is subject to (a) certain non-commercial rights reserved by UTSW and (b) certain rights retained by the U.S. government, including so called march-in rights.

Under the license agreement, we are obligated to make milestone payments to UTSW aggregating up to $2.75 million upon the achievement of specified development and regulatory approval milestones and up to $12 million upon the achievement of specified sales milestones, in each case, for products covered by the UTSW licensed patent rights. We are also obligated to pay single-digit royalties to UTSW based on net sales by us or our affiliates and sublicensees of products covered by the UTSW licensed patent rights. In addition, in the event we grant a sublicense or an option to obtain a sublicense under the UTSW licensed patent rights, we are obligated to pay UTSW a specified portion of the income we receive therefrom. Further, in the event we undergo a change of control, we may be obligated to make a payment to UTSW of up to $3 million.

Our royalty obligations with respect to each product covered by UTSW licensed patent rights in a country extend until the latest of expiration of the last-to-expire patent claim licensed from UTSW covering the product in the country, the exclusivity term covering the product in the country and a specified number of years after the first commercial sale of the product in the country.

Under the license agreement, we are obligated to use a certain level of effort to develop and commercialize one or more products covered by the UTSW licensed patent rights and to achieve certain development or regulatory approval milestones within set times, subject to certain extensions and required payments for such extensions.

UTSW has the right to terminate the license agreement for our uncured material breach of the license agreement, including if we fail to use a certain level of effort to achieve specified development or regulatory approval milestones within specified timeframes, or if we unsuccessfully challenge the validity of the UTSW licensed patent rights or for certain events related to our bankruptcy. We have the right to terminate the agreement at any time.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property. We believe our three product platforms, scientific know-how, five core internal capabilities, and experience provides us with competitive advantages. However, we face substantial competition from many different sources, including large and specialty pharmaceutical companies and biotechnology companies, academic research institutions and governmental agencies, and public and private research institutions. Any product candidate we develop and commercialize will have to compete with existing therapies as well as therapies currently in development and that may be developed in the future.

Due to the depth and diversity of our pipeline, we may face competition from a variety of companies, including:

•
General cardiovascular drug development: Companies known to have approved products and active drug development efforts for cardiovascular disease include but are not limited to AstraZeneca, Bayer, BioMarin, Bristol Myers Squibb, Cytokinetics, Eli Lilly, Johnson & Johnson/Janssen, Maze Therapeutics, Merck, Novartis and Novo Nordisk;
•
Gene Therapy platform: Companies known to be pursuing gene therapy approaches for the heart include but are not limited to 4D Molecular Therapeutics, Bayer, Bristol Myers Squibb, BioMarin Pharmaceutical, DiNAQOR, Lexeo, Nuevocor, Precigen, Renova Therapeutics, Renovacor, Rocket Pharmaceuticals, Sardicor, Stride Bio and uniQure;
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

We cannot predict whether other therapies may be developed that demonstrate greater efficacy, and we may have direct and substantial competition from such therapies in the future. We expect to face increasing competition as new, more effective treatments enter the market and further advancements in technologies are made. We expect market adoption of any treatments that we develop and commercialize to be dependent on, among other things, efficacy, safety, delivery, price and the availability of reimbursement from government and other third-party payors.

Many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our product candidates.

Intellectual Property

Our success depends in part on our ability to obtain and maintain intellectual property protection for our product candidates, technology, manufacturing processes and know-how, to operate without infringing, misappropriating or otherwise violating the intellectual property or other proprietary rights of others and to prevent others from infringing, misappropriating or otherwise violating our intellectual property or other proprietary rights. To protect our intellectual property rights, we primarily rely on patent and trade secret laws, confidentiality procedures, and agreements, including employee disclosure and invention assignment agreements. Our policy is to seek to protect our proprietary position by, among other methods, pursuing patent applications in the United States and in certain jurisdictions outside of the United States related to our proprietary technology, inventions, improvements and product candidates that are important to the development and implementation of our business. Our patent portfolio is intended to cover our product candidates and components thereof, their methods of use and processes for their manufacture, our proprietary reagents and assays and any other inventions that are commercially important to our business. The development of our product candidates and technology is at an early stage and consequently, our patent portfolio is also at an early stage. Nevertheless, each of lead products in our gene therapy and cellular reprogramming programs are already covered by at least one issued U.S. patent, which are described below.

Beyond these issued patents, our owned and exclusively licensed patent portfolio covers various aspects of our programs and technology, including our small-molecule compounds, gene delivery vectors, and gene therapy programs. Further details on certain segments of our patent portfolio are included below.

Gene Therapy Platform

MYBPC3: With regard to our MYBPC3 program, we own one issued patent covering a recombinant adeno-associated virus (rAAV) virion whose vector genome encodes MYBPC3 and two pending Patent Cooperation Treaty (PCT) patent applications. Any U.S. or foreign patents issued from national stage filings of the PCT patent applications are expected to expire in 2041, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees and that national phase entries are timely made based upon the pending PCT applications, and without taking potential patent term extensions or adjustments into account. The pending U.S. provisional patent applications cover various aspects of our MYBPC3 lead products, including MYBPC3 gene expression vectors, recombinant AAV (rAAV) virions, rAAV viral genomes, expression cassettes, and methods of using such compositions for therapeutic indications.

PKP2: With regard to our PKP2 program, we own one pending U.S. non-provisional patent application and one pending PCT patent application. Patents claiming priority to these patent applications, if issued, are expected to expire by 2041, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees and without taking potential patent term extensions or adjustments into account. These patent applications are related to proprietary PKP2 gene expression vectors and methods of use.

DWORF: With regard to our DWORF program, we exclusively license two U.S. patents and one pending U.S. patent application from UTSW (the UT Patents). The U.S. patents and the pending U.S. patent application, if issued, are expected to expire in 2037, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees and without taking potential patent term extensions or adjustments into account. The UT Patents cover methods of enhancing activity of the SERCA pump using the DWORF peptide and using such methods to treat heart disease. Furthermore, we own a pending U.S. provisional patent application related to proprietary vectors and methods of use. Patents claiming priority to this U.S. provisional patent application, if issued, are expected to expire in 2041, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account.

Precision Medicine Platform

With regard to our HDAC6i program, we own one pending PCT patent application and four pending U.S. provisional patent applications. Any U.S. or foreign patents issued from national stage filings of these PCT patent applications are expected to expire in 2040, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees and that national phase entries are timely made based upon the pending PCT applications, and without taking potential patent term extensions or adjustments into account. Our PCT patent application covers our lead HDAC6i compound and various analogs, and our U.S. provisional patent applications cover methods of treatment for various diseases and disorders with that compound.

Cellular Regeneration Platform

With respect to our Cellular Regeneration platform, we own three patent families directed to product candidates in our Reprogramming program, including one pending PCT patent application, one issued U.S. patent, two pending non-provisional U.S. patent application, and ten foreign counterparts of these patent applications. Any U.S. or foreign patents issued from national stage filings of the PCT patent applications are expected to expire between 2039 and 2041, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees and that national phase entries are timely made based upon the pending PCT applications, and without taking potential patent term extensions or adjustments into account. The three patent families cover various aspects of our Reprogramming program, including gene delivery vectors, methods of treating a heart condition, engineered myocardin proteins, vectors encoding engineered myocardins, and methods of use.

Additionally, we own a fourth patent family that is directed to AAV-based gene vectors for cardiac cell transduction, with one pending non-provisional U.S. patent application and eight foreign counterparts of this patent application. Any U.S. or foreign patents issued from national stage filings of this PCT patent application are expected to expire in 2040, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees and that national phase entries are timely made based upon the pending PCT applications, and without taking potential patent term extensions or adjustments into account.

Trade Secrets

In addition to our reliance on patent protection for our technology and product candidates, we also rely on trade secret protection of our confidential information and know-how relating to our proprietary technology, product platforms and product candidates. Through development of internal manufacturing capabilities for AAV-based gene vectors, we have secured proprietary know-how and trade secrets related to our most-advanced programs as well as vector technologies widely applicable to potential AAV therapies. However, trade secrets can be difficult to protect. We seek to protect our trade secrets, proprietary technology and processes, in part, by entering into confidentiality and invention assignment agreements with our employees, consultants, scientific advisors, contractors and other third parties. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our trade secrets or proprietary information or has been involved in the development of intellectual property. Additionally, these agreements may be breached and we may not have adequate remedies for any breach. Furthermore, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. As a result, we may not be able to meaningfully protect our trade secrets. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. However, such security measures may be breached and we may not have adequate remedies for such breaches.

For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”

Manufacturing

We intend to rely on our internal manufacturing capabilities for the production of drug substance and drug product for initial clinical trials of our TN-201 and TN-401 gene therapy programs. Over time we intend to rely on a combination of our internal manufacturing capabilities as well as on external CDMOs for our portfolio programs as they progress through various stages of clinical development and eventually to commercialization, if approved.

We plan to fully integrate and internalize AAV manufacturing capabilities to support our initial product candidates from our Gene Therapy and Cellular Regeneration platforms. We have established an in-house Pilot Plant Operation facility that operates at the 200L scale to support all non-clinical studies including IND-enabling efficacy, pharmacology and toxicology studies. This facility can produce materials sufficient for large animal studies including pigs and NHPs. Our initial production at this scale has been at yields and with full to empty capsid ratios that compare favorably to industry standards.

We have initiated construction of a dedicated cGMP facility for drug product manufacturing in the San Francisco Bay Area and expect that it will be operational in the first half of 2022. The facility will initially produce drug product at the 1000L scale to support FIH studies for our TN-201 program. The facility will use a modular design that will support scale-out and/or scale-up of manufacturing capacity in response to evolving needs.

In addition to our internal cGMP manufacturing capabilities, we have also negotiated and entered into master service agreements with two CDMOs for additional AAV manufacturing capacity and related risk mitigation. Additionally, we will rely on third parties for certain manufacturing of ancillary materials and release assays, for which we have already secured or intend to secure dual-sourced capacity for risk mitigation.

To optimize our use of resources and utilize extensive experience in small molecule manufacturing, we intend to work with CDMOs for our small molecule programs. We initiated cGMP manufacturing for our HDAC6 inhibitor program, TN-301, in 2021.

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of biologic and small molecule therapeutic products. Generally, before a new therapeutic product can be marketed, considerable data demonstrating a biologic candidate’s quality, safety, purity and potency, or a small molecule candidate’s quality, safety and efficacy, must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority. For biologic candidates, potency is similar to efficacy and is interpreted to mean the specific ability or capacity of the product, as indicated by appropriate laboratory tests or by adequately controlled clinical data obtained through the administration of the product in the manner intended, to effect a given result.

U.S. Biologic and Small Molecule Drug Product Development

In the United States, the FDA regulates small molecule and biologic therapeutic products under the Food, Drug and Cosmetic Act (FDCA) and the Public Health Service Act (PHSA). Biopharmaceuticals, including both small molecule and biologic products, also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Biologics must be licensed by the FDA through a biologics license application (BLA), and small molecule products must be approved by the FDA through a new drug application (NDA), before they may be legally marketed in the United States. The process generally involves the following:

•
Completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with GLP requirements;
•
Submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•
Approval by an independent institutional review board (IRB), or ethics committee at each clinical trial site before each trial may be initiated;
•
Performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, GCP requirements and other clinical trial-related regulations to establish the safety and potency or efficacy of the investigational product for each proposed indication;
•
Submission to the FDA of a BLA or NDA;
•
A determination by the FDA within 60 days of its receipt of a BLA or NDA to accept the filing for review;
•
Satisfactory completion of a FDA pre-approval inspection of the manufacturing facility or facilities where biologic or small molecule product will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the biologic’s identity, strength, purity, potency, and quality controls, or the small molecule product’s identity, chemistry, and quality controls;
•
Potential FDA audit of the preclinical study and/or clinical trial sites that generated the data in support of the BLA or NDA;
•
Satisfactory completion of other studies required by the FDA, including immunogenicity, carcinogenicity, genotoxicity, and stability studies;
•
FDA review and approval of the BLA or NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the biologic or small molecular therapeutic in the United States; and
•
Compliance with any post-approval requirements, including the potential requirement to implement a REMS, and the potential requirement to conduct post-approval studies.

The data required to support a BLA or NDA are generated in two distinct developmental stages: preclinical and clinical. The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for any future product candidates will be granted on a timely basis, or at all.

Preclinical Studies and IND

Preclinical studies include laboratory evaluation of product biochemistry, formulation and stability, as well as in vitro and animal studies to assess the potential for toxicity and to establish a rationale for therapeutic use for supporting subsequent clinical testing. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA or NDA. The FDA will accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the trial was conducted in accordance with GCP requirements and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials in the United States generally are conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, and may overlap.

•
Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, tolerability and safety of the drug.
•
Phase 2 clinical trials involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.
•
Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of a BLA or NDA.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events, findings from other studies suggesting a significant risk to humans exposed to the investigational product, findings from animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk or non-compliance with GCP requirements. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the investigational product has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check-points based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the biochemical and physical characteristics of the investigational product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidates do not undergo unacceptable deterioration over their shelf life.

Further, as a result of the COVID-19 pandemic, the extent and length of which are uncertain, we will be required to develop and implement additional clinical trial policies and procedures designed to help protect trial participants from the COVID-19 virus, which may include using telemedicine visits and remote monitoring of patients and clinical sites. We will also need to ensure data from our clinical studies that may be disrupted as a result of the pandemic is collected pursuant to the trial protocol and is consistent with GCPs, with any material protocol deviation reviewed and approved by the site IRB. Patients who may miss scheduled appointments, any interruption in trial drug supply, or other consequence that may result in incomplete data being generated during a trial as a result of the pandemic must be adequately documented and justified. The FDA, along with other global health authorities, has issued guidance on conducting clinical trials during the pandemic. Such guidance describes a number of considerations for sponsors of clinical trials, including, among others, the requirement to implement contingency measures to manage the trial and any disruption of the trial as a result of COVID-19. Other industry guidance issued by the FDA during the COVID-19 pandemic includes manufacturing, supply chain, and drug and biological product inspections during the COVID-19 public health emergency; GMP considerations for responding to COVID-19 infection in employees in biopharmaceutical manufacturing; and remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities, among others. If new guidance and policies are promulgated by the FDA that require changes in our clinical protocol or clinical development plans, our anticipated timelines and regulatory approval may be delayed or materially impacted.

NDA and BLA Review Process

Following completion of the clinical trials, data is analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of a BLA for a biologic product or an NDA for a small molecule drug product, along with proposed labeling, biochemistry and manufacturing information to ensure product quality, identity, purity and other relevant data. In short, the BLA or NDA is a request for approval to market the biologic or drug product for one or more specified indications and must contain proof of safety, purity and potency for a biologic, or safety and efficacy for a small molecule drug product. The application may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of a BLA or NDA must be obtained before the product may be marketed in the United States.

Under the Prescription Drug User Fee Act (PDUFA), as amended, each BLA or NDA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s FY 2022 fee schedule, effective through September 30, 2022, the user fee for an application requiring clinical data, such as a BLA or NDA, is approximately $3.1 million. PDUFA also imposes an annual program fee for each marketed human prescription drug product ($369,413 in 2022) and an annual establishment fee on facilities used to manufacture prescription biologics or small molecular drug products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs or NDA for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews all submitted BLAs and NDAs before it accepts them for filing and may request additional information rather than accepting the BLA or NDA for filing. The FDA must make a decision on accepting a BLA or NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the BLA or NDA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months, from the filing date, in which to complete its initial review of an original BLA or NDA and respond to the applicant, and six months from the filing date of an original BLA or NDA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs or NDAs, and the review process is often extended by FDA requests for additional information or clarification.

Before approving a BLA or NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes physicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates a BLA or NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug product with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the BLA or NDA identified by the FDA. The Complete Response Letter may require additional clinical data, additional pivotal Phase 3 clinical trial(s) and/ or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the BLA or NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the BLA or NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product.

For biologic or small molecule drug products, an orphan drug designation must be requested before submitting a BLA or NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. However, competitors may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if a product candidate is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of our products designated as an orphan drug receives marketing approval for an indication broader than the indication for which it is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union has similar, but not identical, requirements and benefits.

Expedited Development and Review Programs

The FDA has a fast-track program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drug products are eligible for fast-track designation if they are intended to treat a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. The sponsor can request the FDA to designate the product for fast-track status any time before receiving a BLA or NDA approval, but ideally no later than the pre-BLA or pre-NDA meeting.

Any product submitted to the FDA for marketing, including under a fast-track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies.

A product may also be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM), which is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug product receiving accelerated approval to perform adequate and well-controlled post-marketing clinical trials. If the FDA concludes that a biologic or small molecule drug product shown to be potent or effective for the proposed indication can be safely used only if distribution or use is restricted, it may require such post-marketing restrictions as it deems necessary to assure safe use of the product. In some cases, FDA may limit the scope of the indication. Such restrictions could have a materially adverse effect on our business and our ability to obtain profitability.

Additionally, a drug product may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drug products, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as fast-track designation, plus intensive guidance from the FDA to ensure an efficient drug development program. Fast track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process. Depending on other factors that impact clinical trial timelines and development, such as our ability to identify and onboard clinical sites and rates of study participant enrollment and drop-out, we may not realize all the benefits of these expedited or accelerated review programs.

Abbreviated Licensure Pathway of Biological Products as Biosimilars or Interchangeable Biosimilars

The Patient Protection and Affordable Care Act (Affordable Care Act or ACA), signed into law in 2010, includes the Biologics Price Competition and Innovation Act of 2009 (BPCIA), which created an abbreviated approval pathway for biological products shown to be highly similar to an FDA-licensed reference biological product. The BPCIA attempts to minimize duplicative testing, and thereby lower development costs and increase patient access to affordable treatments. An application for licensure of a biosimilar product must include information demonstrating biosimilarity based upon the following, unless the FDA determines otherwise:

•
Analytical studies demonstrating that the proposed biosimilar product is highly similar to the approved product notwithstanding minor differences in clinically inactive components;
•
Animal studies (including the assessment of toxicity); and
•
A clinical trial or trials (including the assessment of immunogenicity and pharmacokinetic or pharmacodynamic) sufficient to demonstrate safety, purity and potency in one or more conditions for which the reference product is licensed and intended to be used.

In addition, an application must include information demonstrating that:

•
The proposed biosimilar product and reference product utilize the same mechanism of action for the condition(s) of use prescribed, recommended or suggested in the proposed labeling, but only to the extent the mechanism(s) of action are known for the reference product;

•
The condition or conditions of use prescribed, recommended or suggested in the labeling for the proposed biosimilar product have been previously approved for the reference product;
•
The route of administration, the dosage form and the strength of the proposed biosimilar product are the same as those for the reference product; and
•
The facility in which the biological product is manufactured, processed, packed or held meets standards designed to assure that the biological product continues to be safe, pure and potent.

Biosimilarity means that the biological product is highly similar to the reference product notwithstanding minor differences in clinically inactive components, and that there are no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity and potency of the product. In addition, the law provides for a designation of “interchangeability” between the reference and biosimilar products, whereby the biosimilar may be substituted for the reference product without the intervention of the healthcare provider who prescribed the reference product. The higher standard of interchangeability must be demonstrated by information sufficient to show that:

•
The proposed product is biosimilar to the reference product;
•
The proposed product is expected to produce the same clinical result as the reference product in any given patient; and
•
For a product that is administered more than once to an individual, the risk to the patient in terms of safety or diminished efficacy of alternating or switching between the biosimilar and the reference product is no greater than the risk of using the reference product without such alternation or switch.

FDA approval is required before a biosimilar may be marketed in the United States. However, complexities associated with the large and intricate structures of biological products and the process by which such products are manufactured pose significant hurdles to the FDA’s implementation of the law that are still being worked out by the FDA. For example, the FDA has discretion over the kind and amount of scientific evidence—laboratory, preclinical and/or clinical—required to demonstrate biosimilarity to a licensed biological product.

The FDA intends to consider the totality of the evidence provided by a sponsor to support a demonstration of biosimilarity and recommends that sponsors use a stepwise approach in the development of their biosimilar products. Biosimilar product applications thus may not be required to duplicate the entirety of preclinical and clinical testing used to establish the underlying safety and effectiveness of the reference product. However, the FDA may refuse to approve a biosimilar application if there is insufficient information to show that the active ingredients are the same or to demonstrate that any impurities or differences in active ingredients do not affect the safety, purity or potency of the biosimilar product. In addition, as with BLAs, biosimilar product applications will not be approved unless the product is manufactured in facilities designed to assure and preserve the biological product’s safety, purity and potency.

The submission of a biosimilar application does not guarantee that the FDA will accept the application for filing and review, as the FDA may refuse to accept applications that it finds are insufficiently complete. The FDA will treat a biosimilar application or supplement as incomplete if, among other reasons, any applicable user fees assessed under the Biosimilar User Fee Act of 2012 have not been paid. In addition, the FDA may accept an application for filing but deny approval on the basis that the sponsor has not demonstrated biosimilarity, in which case the sponsor may choose to conduct further analytical, preclinical or clinical studies and submit a BLA for licensure as a new biological product.

The timing of final FDA approval of a biosimilar for commercial distribution depends on a variety of factors, including whether the manufacturer of the branded product is entitled to one or more statutory exclusivity periods, during which time the FDA is prohibited from approving any products that are biosimilar to the branded product. The FDA cannot approve a biosimilar application for twelve years from the date of first licensure of the reference product.

Additionally, a biosimilar product sponsor may not submit an application for four years from the date of first licensure of the reference product. A reference product may also be entitled to exclusivity under other statutory provisions. For example, a reference product designated for a rare disease or condition (an orphan drug) may be entitled to seven years of exclusivity, in which case no product that is biosimilar to the reference product may be approved until either the end of the twelve-year period provided under the biosimilarity statute or the end of the seven-year orphan drug exclusivity period, whichever occurs later. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block biosimilarity applications from being approved on or after the patent expiration date. In addition, the FDA may under certain circumstances extend the exclusivity period for the reference product by an additional six months if the FDA requests, and the manufacturer undertakes, studies on the effect of its product in children, a so-called pediatric extension.

The first biological product determined to be interchangeable with a branded product for any condition of use is also entitled to a period of exclusivity, during which time the FDA may not determine that another product is interchangeable with the reference product for any condition of use. This exclusivity period extends until the earlier of: one year after the first commercial marketing of the first interchangeable product; 18 months after resolution of a patent infringement suit against the applicant that submitted the application for the first interchangeable product, based on a final court decision regarding all of the patents in the litigation or dismissal of the litigation with or without prejudice; 42 months after approval of the first interchangeable product, if a patent infringement suit against the applicant that submitted the application for the first interchangeable product is still ongoing; or 18 months after approval of the first interchangeable product if the applicant that submitted the application for the first interchangeable product has not been sued.

Abbreviated NDA Pathway for Generic Drug Products

The Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as “the Hatch-Waxman Act,” established abbreviated FDA approval procedures for drugs that are shown to be bioequivalent to drugs previously approved by the FDA through its NDA process, which are commonly referred to as the “innovator” or “reference” drugs. Approval to market and to distribute these bioequivalent drugs is obtained by filing an abbreviated NDA (ANDA) with the FDA. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the API, drug product formulation, specifications, stability, analytical methods, manufacturing process validation data, quality control procedures and bioequivalence. Rather than demonstrating safety and effectiveness, an ANDA applicant must demonstrate that its product is bioequivalent to an approved reference drug. In certain situations, an applicant may submit an ANDA for a product with a strength or dosage form that differs from a reference drug based upon FDA approval of an ANDA Suitability Petition. The FDA will approve an ANDA Suitability Petition if it finds that the product does not raise questions of safety and efficacy requiring new clinical data. ANDAs generally cannot be submitted for products that are not bioequivalent to the referenced drug or that are labeled for a use that is not approved for the reference drug. Applicants seeking to market such products can submit an NDA under Section 505(b)(2) of the FDCA with supportive data from clinical trials.

Post-Approval Requirements

Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record-keeping requirements, requirements to report adverse experiences and comply with promotion and advertising requirements, which include restrictions on promoting drugs for unapproved uses or patient populations, known as “off-label use,” and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the drug product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new application or supplement, which may require the development of additional data or preclinical studies and clinical trials.

The FDA may also place other conditions on approvals including the requirement for REMS, to assure the safe use of the product. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•
Restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market, or product recalls;
•
Warning letters, or holds on post-approval clinical studies;
•
Refusal of the FDA to approve pending applications or supplements to approved applications;
•
Applications, or suspension or revocation of product license approvals;
•
Product seizure or detention, or refusal to permit the import or export of products; or
•
Injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs and biologics may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

FDA Regulation of Combination Biologic-Medical Device Products

Certain products may be comprised of components, such as biologic components and device components, that would normally be regulated under different types of regulatory authorities and frequently by different Centers at the FDA. These products are known as combination products. Under the FDCA and its implementing regulations, the FDA is charged with assigning a Center with primary jurisdiction, or a lead Center, for review of a combination product. The designation of a lead Center generally eliminates the need to receive approvals from more than one FDA component for combination products, although it does not preclude consultations by the lead Center with other components of the FDA. The determination of which Center will be the lead Center is based on the “primary mode of action” of the combination product. Thus, if the primary mode of action of a biologic-device combination product candidate is attributable to the biologic product candidate, the FDA Center responsible for premarket review of the drug product would have primary jurisdiction for the combination product. The FDA has also established an Office of Combination Products to address issues surrounding combination products and provide more certainty to the regulatory review process. That Office serves as a focal point for combination product issues for agency reviewers and industry. It is also responsible for developing guidance and regulations to clarify the regulation of combination products, and for assignment of the FDA Center that has primary jurisdiction for review of combination products where the jurisdiction is unclear or in dispute.

A combination product with a biologic product candidate as the primary mode of action generally would be reviewed and approved pursuant to the biologic approval processes under the FDCA. In reviewing the BLA application for such a product, however, FDA reviewers in the Center for Biologics Evaluation and Research could consult with their counterparts in the device center to ensure that the device component of the combination product meet applicable requirements regarding safety, effectiveness, durability and performance. In addition, under FDA regulations, combination products are subject to cGMP requirements applicable to both biologics and devices, including the Quality System (QS), regulations applicable to medical devices.

We may develop one or more of our biologic product candidates in combination with a novel delivery medical device, such as an injection catheter device for more precise delivery of a biologic product candidate. Regulatory review of such combination product candidate will increase the timing, cost, and the complexity of the FDA review and approval process, and subject us to additional regulations and exposure to liability. Pending discussion with the FDA, if the medical device is considered a significant risk device under the FDA’s Investigational Device Exemption (IDE) regulations, then we may be required to comply with the IDE regulations for clinical studies in addition to the IND regulations and may be required to submit both an IDE and an IND before commencing clinical testing of the combination product. We cannot provide any assurance regarding how FDA will regulate our combination product, or if we will be successful in obtaining approval for any combination product.

510(k) clearance process

To obtain 510(k) clearance, a pre-market notification is submitted to the FDA demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet required the submission of a Premarket Approval Application (PMA). The FDA’s 510(k) clearance process may take three to twelve months from the date the application is submitted and filed with the FDA, but may take longer if FDA requests additional information, among other reasons. In some cases, the FDA may require clinical data to support substantial equivalence. In reviewing a pre-market notification submission, the FDA may request additional information, which may significantly prolong the review process. Notwithstanding compliance with all these requirements, clearance is never assured.

After a device receives 510(k) clearance, any subsequent modification of the device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or require a PMA. In addition, the FDA may make substantial changes to industry requirements, including which devices are eligible for 510(k) clearance, which may significantly affect the process.

De novo classification process

If a new medical device does not qualify for the 510(k) premarket notification process because no predicate device to which it is substantially equivalent can be identified, the device is automatically classified into Class III. The Food and Drug Administration Modernization Act of 1997 established a different route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification process. This process allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. The FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk and requires PMA or that general controls would be inadequate to control the risks and special controls cannot be developed. Obtaining FDA marketing authorization, de novo down-classification, or approval for medical devices is expensive and uncertain, and may take several years, and generally requires significant scientific and clinical data.

PMA approval process

The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by the FDA, can take several years or longer. The applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness, including information about the device and its components regarding, among other things, device design, manufacturing, and labeling. PMA applications are subject to an application fee. In addition, PMAs for medical devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation (QSR), which imposes extensive testing, control, documentation, and other QA and GMP requirements.

Other U.S. Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, including the Centers for Medicare & Medicaid Services (CMS), other divisions of the Department of Health and Human Services, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, and state and local governments.

For example, in the United States, sales, marketing and scientific and educational programs must also comply with state and federal fraud and abuse laws. These laws include the federal Anti-Kickback Statute, which makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the ACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws.

The distribution of biologic and pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a firm to enter into supply contracts, including government contracts. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: changes to our manufacturing arrangements; additions or modifications to product labeling; the recall or discontinuation of our products; or additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

U.S. Data Privacy and Security Laws

In the United States, there are a broad variety of laws, rules, regulations and standards relating to privacy, data protection and information security that may apply to our activities, such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018 (CCPA)), state health information privacy laws, and federal and state consumer protection laws (for example, Section 5(c) of the Federal Trade Commission Act). A range of enforcement agencies exist at both the state and federal levels that can enforce these laws, rules, regulations and standards. For example, the CCPA, which took effect on January 1, 2020, requires covered businesses that process personal information of California residents to disclose their data collection, use, and sharing practices. Further, the CCPA provides California residents with new data privacy rights (including the ability to opt out of certain disclosures of personal information), imposes new operational requirements for covered businesses, provides for significant civil penalties for violations as well as a private right of action for certain data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, California voters passed the California Privacy Rights Act of 2020 (CPRA) in November 2020, which becomes effective in most material respects on January 1, 2023. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new CCPA and CPRA. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities, depending on their interpretation. Further, laws in all 50 states require businesses to provide notice to customers whose personal data has been disclosed as a result of a data breach. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigation and compliance, allow private class-action litigation and carry significant potential liability for our business. For more information, see “Risk Factors— Risks Related to Regulatory Approval and Other Legal Compliance Matters.” We are subject to stringent laws, rules, regulations, policies, industry standards and contractual obligations regarding data privacy and security and may be subject to additional laws and regulations in jurisdictions into which we expand. Many of these laws and regulations are subject to change and reinterpretation and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or other harm to our business.

U.S. Patent-Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of any future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA or NDA plus the time between the submission date of a BLA or NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA or NDA. However, there can be no assurance that our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustments to the terms of any patents we may own or in-license in the future.

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. A reference biological product is granted twelve years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength or for a modification to the structure of the biological product that does not result in a change in safety, purity or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

The FDCA provides a five-year period of non-patent marketing exclusivity in the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA, or a 505(b)(2) NDA submitted by another company for a generic version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement with respect to one or more patents listed for the drug in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations publication. The FDCA also provides three years of marketing exclusivity for a NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness or generate such data themselves.

European Union Drug Development

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the European Union, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated, it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority (NCA) and one or more Ethics Committees (ECs). Under the current regime, all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. Recently enacted Clinical Trials Regulation EU No 536/2014 ensures that the rules for conducting clinical trials in the European Union will be identical. In the meantime, Clinical Trials Directive 2001/20/EC continues to govern all clinical trials performed in the European Union.

EU Drug Review and Approval

In the European Economic Area (EEA), which is comprised of the 27 Member States of the European Union (including Norway and excluding Croatia), Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization (MA). There are two types of Marketing Authorizations:

•
The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use (CHMP), of the EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or for products that are in the interest of public health in the European Union.
•
National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State (RMS). The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics (SPC) and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Member States Concerned).

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the member states of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Foreign Data Privacy and Security Laws

Outside of the United States, legal requirements relating to the collection, storage, processing, and transfer of personal data continue to evolve. For example, in the EU, the GDPR requires data controllers to implement more stringent operational requirements for processors and controllers of personal data, including transparent and expanded disclosure to data subjects about how their personal data is to be used, limitations on retention of information, mandatory data breach notification requirements, and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Failure to comply with the GDPR may result in fines up to €20,000,000 or 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we may process, and we may be required to implement additional measures in an effort to comply with the GDPR and with other laws, rules and regulations in the EU, including those of EU member states, relating to privacy and data protection. We are also subject to the UK GDPR, a version of the GDPR as implemented into UK law. If our efforts to comply with GDPR or other applicable foreign laws, rules and regulations are not successful, or are perceived to be unsuccessful, it could adversely affect our business. For more information, see “Risk Factors—Risks Related to Regulatory Approval and Other Legal Compliance Matters.” We are subject to stringent laws, rules, regulations, policies, industry standards and contractual obligations regarding data privacy and security and may be subject to additional laws and regulations in jurisdictions into which we expand. Many of these laws and regulations are subject to change and reinterpretation and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or other harm to our business.

Coverage and Reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the United States, no uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs.

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price (AMP), to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. The CMS has proposed to expand Medicaid rebate liability to the territories of the United States as well. Further, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Moreover, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, impose limitations on drug price increases and reform government program reimbursement methodologies for drug products, could also have a material and adverse effect on our business, financial condition and results of operations.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA), established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan likely will be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs, or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer.

As noted above, the marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. An increasing emphasis on cost containment measures in the United States has increased and we expect it will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement, in order to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product in the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally, prices tend to be significantly lower.

We are unable to predict the future course of federal or state healthcare legislation in U.S. or foreign legislation directed at containing or lowering the cost of healthcare and prescription drug prices. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could have a material and adverse effect on our business, financial condition and results of operations. It is also possible that additional governmental action will be taken to address the COVID-19 pandemic. The continuing efforts of the government, insurance companies, managed care organizations, and other payors of healthcare services and medical products to contain or reduce costs of healthcare and/or impose price controls may adversely affect the demand for our product candidates, if approved, and our ability to achieve or maintain profitability.

Human Capital Resources

As of December 31, 2021, we had 106 full-time employees, representing an over 45% increase in our employee workforce as compared to December 31, 2020. Of these employees, 82 are engaged in research, development and technical operations. 24 of our employees hold Ph.D. or M.D. (or foreign equivalent) degrees and

12 hold other professional degrees such as a J.D. or M.B.A. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We focus on employee engagement and consider our relationship with our employees to be good, in part as measured by relatively high scores from employee surveys.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. In addition, we provide a variety of programs and services to help employees meet and balance their needs at work, at home and in life, including a healthcare, insurance and other benefit plans. We regularly assess our benefit programs, employee engagement and turnover, recruitment initiatives, workforce diversity and other matters relevant to human capital management, and review those results with our board of directors on a periodic basis.

We are an equal opportunity employer and maintain policies that prohibit unlawful discrimination based on race, color, religion, gender, sexual orientation, gender identity/expression, national origin/ancestry, age, disability, marital and veteran status. We employ a diverse workforce that, as December 31, 2021, was approximately 54% non-white and 57% women based on our employees' voluntary self-identification. We strive to create a collaborative culture that fosters internal engagement around our company and our mission to discover, develop and deliver curative therapies that address the underlying drivers of heart disease.

We are committed to advancing diversity and inclusion (D&I) in our workforce and established the D&I Committee in 2020. We acknowledge that diversity in thought, experience, background, and culture makes our science and our community stronger. Our mission is to foster and create a unique culture where belonging and empowerment are at the forefront of our community. We advocate for diverse perspectives and encourage employees to be authentic, inclusive, and respectful to each other.  We discourage behaviors that do not have a positive impact on our community or support our mission to discover, develop, and deliver curative therapies that target the underlying causes of heart disease.

Corporate Information

We were incorporated in Delaware in August 2016. Our principal executive offices are located at 171 Oyster Point Boulevard, 5th Floor, South San Francisco, California 94080. Our telephone number is (650) 825-6990. We maintain a site on the worldwide web at www.tenayatherapeutics.com; however, information found on our website is not incorporated by reference into this report.

We make available free of charge on or through our website our Securities and Exchange Commission (SEC) filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a site on the worldwide web that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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
•
Drug development involves a lengthy and expensive process with an uncertain outcome. The preclinical studies, clinical trials and post-marketing studies of our product candidates may not demonstrate safety and efficacy to the satisfaction of the FDA, EMA or other comparable foreign regulatory authorities or otherwise produce positive results and the results of preclinical studies and early clinical trials may not be predictive of future results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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

We have incurred significant net losses since our inception, have not generated any product revenue to date and have financed our operations principally through issuances of our common stock (including in our IPO) and, up until the date of our IPO in July 2021, through private placements of our convertible preferred stock. Our net loss was $72.7 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $155.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We are still in the early stages of development of our product candidates and have not yet initiated or completed any clinical trials. Our product candidates will require substantial additional development time and resources before we will be able to apply for regulatory approvals and, if approved, begin generating revenue from product sales. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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
•
the efficacy and safety profiles that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;
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
•
managing costs, including any unforeseen costs, that we may incur as a result of nonclinical study or clinical trial delays due to the effects of the COVID-19 pandemic, including the emergence of recent variants, or other causes; and
•
attracting, hiring and retaining qualified and key personnel including clinical, scientific, management and administrative personnel.

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

As of December 31, 2021, we had $251.3 million in cash, cash equivalents and investments in marketable securities. We expect our current cash, cash equivalents and investments in marketable securities will be sufficient to fund our current operating plan for operations through at least the next twelve months from the date of this Annual Report on Form 10-K. Our estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, our product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, EMA or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated preclinical studies and clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA. We also expect to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

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

Our operations and financial results could be adversely impacted by the effects of the COVID-19 pandemic, including the emergence of recent variants, in the United States and the rest of the world.

In March 2020, the World Health Organization declared the novel coronavirus disease (COVID-19) outbreak a global pandemic. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and physical distancing guidelines. Accordingly, businesses have adjusted, reduced or suspended operating activities. Beginning in March 2020, the majority of our workforce began working from home. Disruptions caused by the COVID-19 pandemic, including the effects of the stay-at-home orders and work-from-home policies, have impacted productivity, have resulted in increased operational expenses, certain adjustments to our operations, delays in our development efforts, and delays in certain supply chain activities. We may experience further disruptions as a result of COVID-19, including the effects of recent variants, that could severely impact our business, including:

•
interruptions, difficulties or delays arising in our existing operations and company culture as a result of a majority of our employees working remotely, including those hired during the COVID-19 pandemic;
•
delays in the build out of our manufacturing facility and receipt of materials integral to the production of drug product to support our planned clinical trials;
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
•
delays or difficulties in obtaining supplies, supply chain specialists, vendors or other contractors related to clinical trial operations and logistics, which can delay the submission of an IND or our ability to commence a clinical trial on a timely manner;
•
changes made to manufacturing plans due to delays or interruptions in obtaining manufacturing supplies or other disruptions to the supply chain, which can negatively impact our clinical plans, delay our clinical development timelines, and increase our costs; if supply chain or manufacturing issues result in material changes to our manufacturing process, such material changes could impact the quality and performance of our product candidates, which could delay our clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, and delay approval of our product candidates;
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

Three vaccines for COVID-19 have been granted Emergency Use Authorization (EUA) by the FDA, and more may be authorized in the coming months. On August 23, 2021, the FDA approved the first COVID-19 vaccine, which will continue to be available under an EUA as well and on October 22, 2020, the FDA approved an antiviral drug to treat COVID-19. Other COVID-19 treatment options have also been authorized by the FDA, including monoclonal antibodies and additional antiviral drugs. The demand for vaccines and these treatment options, and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, have made it more difficult to obtain materials and manufacturing slots for our product candidates needed for our preclinical studies and clinical trials, which could lead to delays in these studies and trials.

The extent to which the COVID-19 pandemic, including recent variants, impacts our business will depend on future developments such as the rate of the spread of the disease, new travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, supply of and continued demand for vaccines, the continued effectiveness of the vaccines, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. Further, a lack of coordinated response on risk mitigation and continued vaccination deployment with respect to the COVID-19 pandemic could result in significant increases to the duration and severity of the pandemic and could have a corresponding negative impact on our business. While the extent of the impact of the current COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results.

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

Our net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions under U.S. tax law. Under current law, our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but is limited to 80% of our current year taxable income. Federal NOLs generated in tax years ending on or prior to December 31, 2017 expire after 20 taxable years. Different restrictions apply under state law. As of December 31, 2021, we had available federal NOL carry forwards of approximately $143.8 million, of which $140.7 million do not expire.

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

To become and remain profitable, we must develop, obtain approval for and eventually commercialize products candidates that generate significant revenue. We do not expect to receive approval of any product candidates for many years and may never succeed in these activities. In addition, it is not uncommon for product candidates to exhibit unforeseen safety issues or inadequate efficacy when tested in humans despite promising results in preclinical animal models, and we may ultimately be unable to demonstrate adequate safety and efficacy of our product candidates to obtain marketing approval. Even if we obtain approval and begin commercializing one or more of our product candidates, we may never generate revenue that is significant or large enough to achieve profitability.

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

Adverse developments in preclinical studies or clinical trials conducted by others in the field of gene therapy and gene regulation products may cause the FDA, EMA, and other regulatory bodies to revise the requirements for the conduct of the clinical studies and approval of our product candidates or limit the use of products utilizing gene regulation technologies, either of which could harm our business. For example, the FDA has imposed clinical holds on various clinical trials of gene therapy product candidates being developed by other companies. In addition, the clinical trial requirements of the FDA, EMA, and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. The regulatory approval process for product candidates such as ours can be more expensive and take longer than for other, better known, or more extensively studied pharmaceutical or other product candidates. Further, as we are developing novel potential treatments for diseases in which, in some cases, there is little clinical experience with potential new endpoints and methodologies, there is heightened risk that the FDA, EMA or other regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. In addition, we may not be able to identify or develop appropriate animal disease models to enable or support planned clinical development. Any natural history studies that we may conduct or rely upon in our clinical development may not be accepted by the FDA, EMA or other regulatory authorities. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing gene regulation technology in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays, or other impediments to our research programs or the commercialization of resulting products. Further, approvals by one regulatory agency may not be indicative of what other regulatory agencies may require for approval.

The regulatory review committees and advisory groups described above and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates, or lead to significant post-approval limitations or restrictions. As we advance our research programs and develop our product candidates, we will be required to consult with these regulatory and advisory groups and to comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

The mechanisms of action of our product candidates are unproven, and we do not know whether we will be able to develop any drug of commercial value.

We have discovered and are developing product candidates that have what we believe are novel mechanisms of action. Because no currently-approved drugs appear to operate via the same biochemical mechanisms as our compounds, we cannot be certain that our product candidates will result in commercially viable drugs that safely and effectively treat the indications for which we intend to develop them. The results we see for our compounds in preclinical models may not be replicated in subsequent preclinical studies or translate into similar results in humans in clinical trials, and results of early clinical trials in humans may not be predictive of the results of larger clinical trials or post-marketing studies that may later be conducted with our product candidates. As an example, patients may develop antibodies against the product candidates, or the product candidates may otherwise have a more limited duration of therapeutic effect than anticipated, resulting in decreased efficacy over time, which could delay approval and, if approved, limit the ultimate commercial value. Even if we are successful in developing and receiving regulatory approval for a product candidate for the treatment of a particular disease, we cannot be certain that it will be accepted by prescribers or be reimbursed by insurers or that we will also be able to develop and receive regulatory approval for that or other product candidates for the treatment of other diseases. If we are unable to successfully develop and commercialize our product candidates, our business will be materially harmed.

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

Drug development involves a lengthy and expensive process with an uncertain outcome. The preclinical studies, clinical trials and post-marketing studies of our product candidates may not demonstrate safety and efficacy to the satisfaction of the FDA, EMA or other comparable foreign regulatory authorities or otherwise produce positive results and the results of preclinical studies and early clinical trials may not be predictive of future results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

It is impossible to predict when or if any product candidate that we develop will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete lengthy, complex and extensive preclinical studies and clinical trials to demonstrate with substantial evidence the safety and efficacy of such product candidates.

Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and its ultimate outcome is uncertain. We cannot guarantee that any of our preclinical studies, clinical trials or post-marketing studies will be initiated, conducted or completed on schedule or as planned, or at all. Failure can occur at any stage of testing. Such failure may result from a multitude of factors, including, among other things, flaws in study design, dose selection issues, placebo effects, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits, which could delay or prevent the submission of an IND, initiation of clinical trials, receipt of marketing approval or our ability to commercialize our product candidates, or require us to suspended or terminate further development of our product candidates. Moreover, the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials and post-marketing studies. For example, our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. As a result, we cannot assure you that any preclinical studies, clinical trials or post-marketing studies that we conduct will demonstrate consistent or adequate efficacy and safety to support or maintain marketing approval.

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

To date, we have not initiated or completed any clinical trials. We may experience numerous unforeseen events during, or as a result of, preclinical studies or clinical trials that could delay or prevent receipt of marketing approval or our ability to commercialize our product candidates, including:

•
inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials;
•
delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical trials;
•
receipt of feedback from regulatory authorities that requires us to modify the design of our clinical trials;
•
preclinical study or clinical trial observations or results that require us to modify the design of our clinical trials;
•
negative or inconclusive preclinical study or clinical trial results that may require us to conduct additional preclinical studies or clinical trials or abandon certain research and/or drug development programs;
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
•
the suspension or termination of our clinical trials, as a result of a clinical hold by regulatory authorities or otherwise, for various reasons, including non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unfavorable or unexpected characteristics or risks;
•
changes to clinical trial protocol;
•
clinical sites deviating from trial protocol or dropping out of a trial;
•
the costs of preclinical studies or clinical trials being greater than anticipated;
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
•
an unsuccessful post-marketing study or failure to complete such a study;
•
absence in some countries of established groups with sufficient regulatory expertise for review of AAV gene therapy protocols; and
•
the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment.

If we are required to conduct additional preclinical studies or clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete preclinical studies or clinical trials of our product candidates or other testing in a timely manner and if the results of these studies, trials or tests are not positive or are only modestly positive or if there are safety concerns, we may incur unplanned costs and be delayed in submitting an IND, initiating clinical trials or seeking and obtaining marketing approval. We may also decide to change the design or protocol of one or more of our planned clinical trials, which could result in increased costs and expenses and/or delays. Any delays in initiating or completing our preclinical studies or clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues. If we receive approval, it is possible that we may receive limited or restrictive marketing approval, be subject to additional post-marketing testing requirements or have the drug removed from the market after obtaining marketing approval.

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

If further serious adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, EMA, other comparable regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects. Further, if any of our product candidates obtains marketing approval, toxicities associated with such product candidates previously not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or early-stage clinical trials.

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

We may experience delays if our clinical trial sites limit their onsite staff or temporarily close as a result of the COVID-19 pandemic, including the effects of the most recent variants. In addition, patients may not be able to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. These factors resulting from the COVID-19 pandemic could delay the anticipated readouts from our clinical trials and our regulatory submissions.

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
•
ongoing clinical trials evaluating other product candidates in the same disease under investigation;
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

We expect to face competition from existing products and products in development for each of our programs and anticipate substantial direct competition from a variety of competitors. Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources and commercial expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA, EMA or other comparable foreign regulatory authorities or in discovering, developing and commercializing products in our field before we do.

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

We have historically relied on third parties to manufacture supplies of our product candidates. We plan to fully integrate and internalize AAV manufacturing capabilities to support our Gene Therapy and Cellular Regeneration platforms. We have established an in-house Pilot Plant Operation facility that operates at the 200L scale to support all non-clinical studies including IND-enabling pharmacology (efficacy) and toxicology (safety) studies. We have initiated construction of a dedicated cGMP facility for drug product manufacturing in the San Francisco Bay Area that we expect will be operational in the first half of 2022. The facility will initially produce drug product at the 1000L scale to support FIH studies for TN-201, the most advanced product candidate from our MYBPC3 program. To optimize our use of resources and utilize extensive third-party experience in small molecule manufacturing, we intend to work with CDMOs for our small molecule programs. We initiated cGMP manufacturing activities for our HDAC6 inhibitor program, TN-301, in December 2021. We have and may continue to experience delays in supply chain activities due to disruptions caused by the COVID-19 pandemic.

Although some of our employees have experience in the manufacturing of biopharmaceutical products from prior employment at other companies, we as a company have no prior experience in manufacturing. We may face delays or increased costs in the build out of our manufacturing facility or the production of clinical supply at our manufacturing facility, including as a result of COVID-19 or otherwise. Once operational, we cannot guarantee when our facility will be able to produce sufficient quantities of product candidates needed to support our preclinical studies and planned clinical trials. In addition, government approvals will be required for us to operate our manufacturing facility and can be time-consuming to obtain, and there can be no assurance that such approval will be obtained. As a manufacturer of pharmaceutical products, we also will be required to demonstrate and maintain compliance with cGMP requirements related to production processes, quality control and assurance and recordkeeping. Furthermore, establishing and maintaining manufacturing operations may require a reallocation of other resources and management time, as well as potentially significant capital expenditures, particularly in areas relating to operations, quality, regulatory, facilities and information technology. We also may encounter problems hiring and retaining the experienced scientific, quality control and manufacturing personnel needed to operate our manufacturing processes. If we experience unanticipated employee shortage or turnover in any of these areas, we may not be able to effectively manage our ongoing manufacturing operations and we may not achieve the operating efficiencies that we anticipate from developing these capabilities, which may negatively affect our product development timelines or result in difficulties in maintaining compliance with applicable regulatory requirements.

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

We may also experience delays or rejections based upon additional government regulation from future legislation or administrative actions, or changes in regulatory authority policy during the period of product development, clinical trials and the review process. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of data obtained from preclinical and clinical testing could delay, limit or prevent the receipt of marketing approval for a product candidate.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in 2020, HHS and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. As a result, the Biden administration and HHS have delayed the implementation or published rules rescinding some of these policies of the prior administration.

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

Outside of the United States, legal requirements relating to the collection, storage, processing and transfer of personal data continue to evolve. For example, the collection and use of health data and other personal data is governed in the European Union by the General Data Protection Regulation (GDPR), which extends the geographical scope of EU data protection law to entities and operations outside of the European Union under certain conditions and imposes substantial obligations upon companies and new rights for individuals, and by certain EU member state-level legislation. For example, the GDPR requires data controllers to implement stringent operational requirements for processors and controllers of personal data, including transparent and expanded disclosure to data subjects about how their personal data is to be used, limitations on retention of information, mandatory data breach notification requirements, and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Failure to comply with the GDPR may result in fines up to €20,000,000 or 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we may process, and we may be required to implement additional measures in an effort to comply with the GDPR and with other laws, rules, regulations and standards in the European Union, including those of EU member states, relating to privacy and data protection. This may be onerous and if our efforts to comply with GDPR or other applicable EU laws, rules, regulations and standards are not successful, or are perceived to be unsuccessful, it could adversely affect our business. Further, in July 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-U.S. Privacy Shield, which had enabled the transfer of personal data from the European Union to the United States for companies that had self-certified to the Privacy Shield. The CJEU decision also raised questions about the continued validity of one of the primary alternatives to the EU-U.S. Privacy Shield, namely the European Commission’s Standard Contractual Clauses (SCCs), and EU regulators have issued additional guidance regarding considerations and requirements that we and other companies must consider and undertake when using the SCCs. Although the European Commission has presented a new set of SCCs in June 2021, which are required to be implemented, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the SCCs and it remains to be seen whether additional means for lawful data transfers will become available. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-U.S. Privacy Shield in light of the CJEU's decision. To the extent that we were to rely on the EU-U.S. or Swiss-U.S. Privacy Shield programs, we will not be able to do so in the future, and the CJEU’s decision and other regulatory guidance or developments may impose additional obligations with respect to the transfer of personal data from the European Economic Area and Switzerland to the United States, all of which could restrict our activities in those jurisdictions, limit our ability to provide our products and services in those jurisdictions, require us to modify our policies and practices, and to engage in additional contractual negotiations, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the European Economic Area and Switzerland to the United States.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA Good Manufacturing Practices. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review, provide feedback on our clinical trial plans and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
•
the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as nurse practitioners and physician assistants, among others), and teaching hospitals as well as information regarding ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws that require the registration of pharmaceutical sales and medical representatives; state laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

As of December 31, 2021, we had more than 100 full-time employees. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials), consultants and other third parties, such systems are vulnerable to breakdown or other damage or interruption from, among other things, service interruptions, system malfunctions, natural disasters, terrorism, war, telecommunication and electrical failures, security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and other third parties, cyber-attacks and other hacking attempts by malicious third parties (including supply chain cyber-attacks or attacks by nation-state or nation-state supported actors, or the deployment of harmful malware, ransomware, distributed denial-of-service (DDoS) attacks, phishing attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information and personal data) or other data that we process or maintain or that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us.

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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geo-political actions, including war and terrorism, including effects of the recent Russia-Ukraine conflict.

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

Our heavy reliance on these third parties for such drug development activities will reduce our control over these activities. As a result, we will have less direct control over the conduct, timing and completion of preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCP standards, regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are reliable and accurate and that the rights, integrity and confidentiality of trial participants are protected. EMA also requires us to comply with similar standards. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials substantially comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients, may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

Competition for third-party manufacturers and supplies has increased as a result of the COVID-19 pandemic and we have experienced delays in supply chain activities as a result. Changing third-party manufacturers could result in delays in our manufacturing supply chain which could delay or otherwise impact development of our programs and result in increased costs.

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

The trading price of our common stock is highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

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
•
actual or anticipated changes in estimates as to financial results, development timelines or coverage and/or recommendations by securities analysts;
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

As of December 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 74.6% of our common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

As of December 31, 2021, we had 41,291,374 outstanding shares of common stock on an as converted basis. Of these shares, 13,800,000 shares were freely tradable as of December 31, 2021 and substantially all of the remaining shares of common stock became available for sale in the public market beginning in January 2022 following the scheduled expiration of lock-up agreements that certain of our stockholders and the underwriters entered into in connection with our IPO.

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

Moreover, as of December 31, 2021, holders of an aggregate of 26,102,278 shares of our common stock had rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market beginning in February 2022 following the scheduled expiration of lock-up agreements that certain of our stockholders and the underwriters entered into in connection with our initial public offering.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are in South San Francisco, where we lease a facility containing approximately 32,370 square feet of office and laboratory space located at 171 Oyster Point Blvd., 5th Floor, South San Francisco, CA 94080. The lease expires on May 31, 2025, unless earlier terminated in accordance with the lease, and we may renew the lease term for two additional five-year periods.

We have subleased space at another facility in South San Francisco containing approximately 24,000 square feet of additional office and laboratory space located at 131 Oyster Point Blvd, 4th Floor, South San Francisco, CA 94080. The sublease expired on November 30, 2021.

In November, 2021, we entered into a sublease for approximately 7,000 square feet of additional office and laboratory space located at 131 Oyster Point Blvd, South San Francisco, CA 94080, which expires on June 30, 2022.

We also have a leased space at a facility in Union City containing additional manufacturing and office space located at 33498 Central Avenue, Union City, CA 94587. The lease expires ten years and three months following the date the premises is delivered by the landlord in the required condition, unless earlier terminated in accordance with the lease. We may renew the lease term for one additional five-year period.

We believe that these existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms, if required.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings that arise in the ordinary course of our business. We are not currently a party to any litigation or legal proceedings that are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Global Select Market under the symbol “TNYA”. Public trading of our common stock began on July 30, 2021. Prior to that, there was no public market for our common stock.

Holders of Common Stock

As of March 17, 2022, there were 68 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Public Offering of Common Stock

On August 3, 2021, we completed our initial public offering (IPO) and issued an aggregate of 13,800,000 shares of our common stock (inclusive of 1,800,000 shares pursuant to the underwriters’ overallotment option) at a price of $15.00 per share. The gross proceeds from the offering for shares sold in our IPO was $207.0 million. We received net proceeds from the IPO of $188.5 million, after deducting underwriting discounts and commissions of approximately $14.5 million and offering expenses of approximately $4.0 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates. Morgan Stanley & Co. LLC, Piper Sandler & Co. and Cowen and Company, LLC acted as book-running managers for the IPO. Shares of our common stock began trading on the Nasdaq Global Select Market on July 30, 2021. The offer and sale of the shares were registered under the Securities Act on a registration statement on Form S-1 (Registration No. 333-257820), which was declared effective on July 29, 2021. There has been no material change in the planned use of proceeds from our IPO as described in the registration statement on Form S-1.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that are based upon current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a biotechnology company focused on discovering, designing, developing and delivering curative therapies that address the underlying drivers of heart disease. We are advancing a pipeline of disease-modifying therapies developed using our product platforms and core internal capabilities to target defined sub-populations of patients with rare or highly prevalent forms of heart disease.

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

Business and Program Highlights

We are advancing a deep and diverse pipeline that includes both gene therapies and small molecules.

TN-201: In the second half of 2022, we expect to submit an investigational new drug application (IND) to the U.S. Food and Drug Administration (FDA), for the most advanced product candidate from our Gene Therapy platform, TN-201, an adeno-associated virus (AAV)-based gene therapy to address genetic hypertrophic cardiomyopathy (gHCM) caused by Myosin Binding Protein C3 (MYBPC3) gene mutations. TN-201, currently in IND-enabling studies, is designed to deliver a fully functional MYBPC3 gene driven by our proprietary heart-specific promoter to restore normal levels of MYBPC3 protein. In 2021, we initiated a global natural history study to improve our understanding of disease progression and unmet need in individuals carrying mutations in the MYBPC3 gene, with an initial focus on pediatric patients under the age of 18. We continue site activation and patient enrollment in the global natural history study to support the future evaluation of TN-201 in pediatric patients during clinical development after early safety has been established in adults. This study complements existing disease registries focused primarily on adult patient HCM populations and may support and expedite the development of TN-201 in the pediatric patient population. TN-201 has been granted orphan drug designation by the FDA.

TN-301 (previously referred to as TYA-11631): We also expect to submit an IND to the FDA in the second half of 2022 for the most advanced product candidate from our Precision Medicine platform, TN-301, a highly specific small molecule inhibitor of histone deacetylase 6 (HDAC6i). TN-301, currently in IND-enabling studies, has potentially broad utility in both heart failure with preserved EF (HFpEF) as well as genetic dilated cardiomyopathy (gDCM). In 2021, we initiated current cGMP manufacturing activities to support the production of TN-301 at larger scales.

TN-401: Our PKP2 program involves using an AAV-based gene therapy to address gARVC caused by plakophilin 2 (PKP2) gene mutations, and we are developing TN-401 as a clinical drug candidate to treat patients carrying PKP2 gene mutations. We have scaled up production of TN-401 to 200L and are initiating IND enabling studies. We intend to support establishment of a global natural history study in 2022 and expect to submit an IND in 2023.

Other: Our DWORF program, an AAV-based gene therapy designed to express the Dwarf Open Reading Frame (DWORF) gene in the heart, has potentially broad utility in dilated cardiomyopathy (DCM) and heart failure with reduced EF (HFrEF) and is currently at the candidate selection stage. Our Reprogramming program for cardiac regeneration can potentially replace heart cells lost in patients experiencing heart failure due to prior myocardial infarction (MI), and is currently at the candidate selection stage. In addition, we have numerous earlier-stage programs emerging from our product platforms to address other forms of heart failure.

Manufacturing: We have initiated construction of a cGMP facility in the San Francisco Bay Area near our research labs to enable smooth scale-up of production to support first-in-human studies. We expect this facility will be operational in the first half of 2022. This facility will support the production of drug product at multiple scales for clinical studies for all AAV-based programs, including TN-201 and TN-401.

Financial Highlights

On August 3, 2021, we completed an initial public offering (IPO) of our common stock in which we issued an aggregate of 13,800,000 shares of our common stock at a price of $15.00 per share. We received net proceeds of $188.5 million from the IPO, after deducting underwriting discounts, commissions and offering costs of $18.5 million.

Since our inception, we have incurred net losses each year and we expect to continue to incur significant and increasing losses for the foreseeable future as we continue to advance our platforms, programs and product candidates, and operate as a public company. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. Our net losses were $72.7 million and $38.4 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $155.5 million and cash, cash equivalents and investments in marketable securities of $251.3 million. Our net losses resulted primarily from our research and development programs and, to a lesser extent, general and administrative costs associated with our operations. Historically, we have funded our operations primarily from the sale and issuance of our equity securities.

COVID-19

The global COVID-19 pandemic continues to evolve, including the continued emergence of variants. Potential impacts to our business include disruptions or restrictions on our employees’ ability to effectively conduct research and development activities and the establishment of our internal manufacturing operations. In addition, some of our suppliers of certain laboratory materials, or service providers used in the performance of our research activities, are located in areas significantly impacted by COVID-19, which could limit our ability to achieve planned progress. COVID-19 could continue to adversely affect the economies and financial markets, resulting in a prolonged economic downturn or a period of high inflation rates, which the United States economy has recently experienced, that could affect our ability to raise future funding. To date, we have experienced modest delays in the progress of our research and development activities, primarily due to extended lead times at certain suppliers and temporary and partial shutdowns at certain academic institutions as a result of statewide stay-at-home orders. However, these stay-at-home orders have largely terminated and operations have since resumed. We continue to monitor and assess the effects of the COVID-19 pandemic on our business, but the ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. For additional details, see “Risk Factors.”

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

We expect our research and development expenses to increase for the foreseeable future as we continue to invest in research and development activities related to developing our platforms, programs and product candidates, and progressing through preclinical and clinical product development stages. The process of conducting the necessary research to advance to the clinical stage and ultimately obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

General and Administrative

General and administrative expenses consist of personnel-related costs (including salaries, benefits and stock-based compensation for our employees in finance, human resources, information technology, facilities, legal and other administrative functions), legal fees, professional fees incurred for accounting, audit and tax services, information technology and facility costs not otherwise included in research and development expenses. Legal fees primarily include those related to corporate and intellectual property related matters.

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

Interest Income

Interest income primarily consists of interest earned on our cash, cash equivalents and investments in marketable securities.

Change in Fair Value of Convertible Preferred Stock Tranche Liability

Our convertible preferred stock tranche liability stemmed from our obligation to issue additional shares to investors upon the second and third closings of our Series B convertible preferred stock financing. Until settlement, fluctuations in the fair value of a convertible preferred stock tranche liability are based on the remeasurement at each reporting period. Our convertible preferred stock tranche liability was settled on the second and third closings of our Series B convertible preferred stock financing in March and August 2020, respectively.

Other Income (Expense), Net

Other income (expense), net primarily consists of sublease income for a portion of our facilities in South San Francisco during 2020.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,		$	%
	2021	2020	Change	Change
	(In thousands)
Operating expenses:
Research and development	$54,393	$31,099	$23,294	75%
General and administrative	18,413	7,813	10,600	136%
Total operating expenses	72,806	38,912	33,894	87%
Loss from operations	(72,806)	(38,912)	(33,894)	87%
Other income (expense), net:
Interest income	108	87	21	24%
Change in fair value of convertible preferred stock tranche liability	—	75	(75)	(100)%
Other income (expense), net	(23)	355	(378)	NM
Total other income (expense), net	85	517	(432)	(84)%
Net loss	$(72,721)	$(38,395)	$(34,326)	89%
NM = Not Meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Year Ended December 31,		$	%
	2021	2020	Change	Change
	(In thousands)
Facility and laboratory costs	$22,833	$11,798	$11,035	94%
Personnel-related costs	17,729	10,525	7,204	68%
Preclinical studies and outside service costs	13,406	8,190	5,216	64%
Other research and development expenses	425	586	(161)	(27%)
Total research and development expenses	$54,393	$31,099	$23,294	75%

Research and development expenses were $54.4 million and $31.1 million for the years ended December 31, 2021 and 2020, respectively. The change of $23.3 million, or 75%, was primarily due to:

•
an increase of $11.0 million in facility and laboratory costs, including laboratory supplies and materials and other allocated costs, as we ramped up our research and development operations;
•
an increase of $7.2 million in personnel-related costs, including stock-based compensation, primarily due to growth in the number of our research and development employees as we expanded our research and development capabilities; and
•
an increase of $5.2 million in external costs, including amounts paid to CROs for research and development activities, consulting fees, preclinical studies and other external research expenses as we progressed development of our programs.

General and Administrative

General and administrative expenses were $18.4 million and $7.8 million for the years ended December 31, 2021 and 2020, respectively. The change of $10.6 million, or 136%, was primarily due to a $4.0 million increase in personnel-related expenses, including stock-based compensation, as a result of higher headcount as we grew our operations, a $3.7 million increase in professional service expenses as we prepared to become a public company and completed our IPO of our common stock, and a $1.6 million increase in facility and insurance costs.

Interest Income

Interest income was $108,000 and $87,000 for the years ended December 31, 2021 and 2020, respectively. The increase of $21,000, or 24%, was primarily due to an increase in our investment balance.

Change in Fair Value of Convertible Preferred Stock Tranche Liability

The change in fair value of our convertible preferred stock tranche liability for the year ended December 31, 2020 was attributable to changes in the fair value of the underlying Series B convertible preferred stock. There was no similar expense for the year ended December 31, 2021 as our convertible preferred stock tranche liability was settled in 2020.

Other Income (Expense), Net

Other income (expense), net of $0.4 million for the year ended December 31, 2020 was primarily related to sublease income. We had previously entered into agreements to sublease portions of our facilities in South San Francisco to two different subtenants and both agreements expired during 2020.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and we have incurred significant net losses and negative cash flows from operations. From our inception through December 31, 2021, we have funded our operations primarily from the sale and issuance of our equity securities. In connection with our IPO, we issued and sold 13,800,000 shares of our common stock at a price of $15.00 per share for net proceeds of $188.5 million. As of December 31, 2021, we had cash, cash equivalents and investments in marketable securities of $251.3 million and an accumulated deficit of $155.5 million.

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
•
build out our manufacturing facilities, including the construction of our cGMP manufacturing facility in Union City, California, and establish our manufacturing capabilities, including developing our contract development and manufacturing relationships;
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
•
continue to develop, grow, perfect, enforce, and defend our intellectual property portfolio; and
•
incur additional legal, accounting, and other expenses in operating our business, including the additional costs associated with operating as a public company.

Based on our current operating plan, we believe that our existing cash, cash equivalents and investments in marketable securities will be sufficient to meet our working capital and capital expenditure needs through at least the next twelve months following the date of this Annual Report on Form 10-K.

In order to complete the development of our product candidates and commercialize them, if approved, we will require substantial additional funding. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our operations through public or private equity offerings or debt financings or other capital sources, which may include strategic collaborations or other arrangements with third parties, or other sources of financing. We may not be able to raise additional capital on terms acceptable to us or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through strategic collaborations, partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If we are unable to raise additional capital on acceptable terms when needed, our business, results of operations, and financial condition would be adversely affected.

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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Year Ended December 31,
	2021	2020
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(60,812)	$(35,447)
Investing activities	(238,564)	(7,010)
Financing activities	208,970	147,268
Net change in cash, cash equivalents and restricted cash	$(90,406)	$104,811

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021, was $60.8 million, which consisted primarily of a net loss of $72.7 million, offset by $7.2 million in non-cash charges and a net change in net operating assets and liabilities of $4.7 million. The non-cash charges primarily consisted of depreciation and amortization of $3.0 million, stock-based compensation of $3.0 million and non-cash operating lease expense of $1.1 million. The change in net operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses and other current liabilities of $11.9 million, partially offset by an increase in other non-current assets of $3.1 million related to a security deposit for a lease entered into in February 2021, an increase in prepaid expenses and other current assets of $2.7 million, and a decrease in operating lease liabilities of $1.5 million.

Net cash used in operating activities for the year ended December 31, 2020, was $35.4 million, which consisted primarily of a net loss of $38.4 million and a net change in net operating assets and liabilities of $0.2 million, partially offset by $3.2 million in non-cash charges. The change in net operating assets and liabilities was primarily due to a decrease in deferred rent of $0.8 million, an increase in prepaid expenses and other current assets of $0.3 million and an increase in other non-current assets of $0.2 million, partially offset by an increase in accrued expenses and other current liabilities of $0.9 million and an increase in accounts payable of $0.1 million as we expanded our operations. The non-cash charges primarily consisted of depreciation and amortization of $2.5 million and stock-based compensation of $0.7 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2021, was $238.6 million, which consisted of purchases of marketable securities of $213.4 million and purchases of property and equipment of $25.1 million.

Net cash used in investing activities for the year ended December 31, 2020, was $7.0 million, which consisted of purchases of property and equipment of $9.8 million, partially offset by proceeds from maturities of marketable securities of $2.8 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021, was $209.0 million, which primarily consisted of proceeds from our initial public offering, net of issuance costs, of $188.5 million, net proceeds received from the sale and issuance of our Series C convertible preferred stock of $20.0 million, and proceeds from the exercise of stock options of $0.4 million.

Net cash provided by financing activities for the year ended December 31, 2020, was $147.3 million, which consisted of net proceeds received from the sale and issuance of our Series B convertible preferred stock of $61.3 million and net proceeds received from the initial closing of our Series C convertible preferred stock financing of $86.0 million.

Contractual and Other Obligations

We lease office space for our corporate headquarters in South San Francisco under a lease that expires in May 2025. We expect to pay rent of approximately $2.4 million during 2022 for this lease. We also lease manufacturing and office space in Union City, California under a lease that expires in July 2031. We expect to pay rent of approximately $1.2 million in 2022 for this lease. As of December 31, 2021, undiscounted future minimum lease payments of $8.7 million and $13.4 million remain on the South San Francisco and Union City leases, respectively.

In addition, we enter into agreements in the normal course of business with vendors for preclinical research studies and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments and are generally cancelable upon written notice. Payments due upon cancellation consist only of payments for services provided and expenses incurred up to the date of cancellation.

We have also entered into license agreements under which we are obligated to make specified milestone and royalty payments. The payment obligations under these agreements are contingent upon future events, such as our achievement of specified development, regulatory, and sales milestones, or generating product sales. As of December 31, 2021, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of the financial condition and results of operations is based on our financial statements, which have been prepared in accordance with the U.S. generally accepted accounting principles (GAAP). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Our estimates are based on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in the notes to our financial statements included elsewhere in this Annual Report, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Research and Development Expenses

We record research and development expenses in the periods in which they are incurred. Goods or services incurred for research and development activities that have not yet been invoiced are recorded as liabilities within accrued expenses and other current liabilities on the balance sheets. Amounts recorded for unbilled services often represent estimates, which are typically based on contracted amounts for the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the associated services. We make judgments and estimates in determining the accrued and other current liabilities balance. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust accrued expenses or prepaid expenses accordingly, which impact research and development expenses. We have not experienced any material differences between accrued expenses and actual expenses incurred. Changes in these estimates that result in material changes to our accrued costs could materially affect our results of operations.

We have and may continue to acquire the rights to licensed technology that represents in-process research and development to use and develop in the commercialization of product candidates, if approved. The upfront payments made to acquire licenses, products or rights, or payments made related to future milestone payments are recognized as research and development expenses provided that there is no alternative future use of the rights in other research and development projects, up to the point of regulatory approval. Milestone payments made upon regulatory approval are capitalized and amortized over the remaining useful life of the related product.

Stock-Based Compensation

We measure and record expense related to all equity awards granted to employees and non-employees in the statements of operations based on their grant date estimated fair values, including stock options and restricted stock awards. For stock-based awards that vest subject to the satisfaction of a service requirement, we recognize the expense using the straight-line method over the requisite service period, which is generally the vesting period. Forfeitures are recognized as they occur.

For purposes of determining the estimated fair value of options granted to employees and non-employees, we use the Black-Scholes option pricing model, which requires the use of highly subjective assumptions. These assumptions include:

•
Fair Value of Common Stock—Prior to our IPO, there was no public market for our common stock. As such, the estimated fair value of our common stock and underlying stock options was determined at each grant date by our board of directors, with input from management, based on the information known to us on the grant date and upon a review of any recent events and their potential impact on the estimated per share fair value of our common stock. As part of these fair value determinations, our board of directors obtained and considered valuation reports prepared by a third-party valuation firm in accordance with the guidance outlined in the American Institute of Certified Public Accountants' Accounting & Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For grants subsequent to our IPO, the grant date fair value of common stock was determined by using the closing price per share of common stock as reported on the Nasdaq Global Select Market.
•
Expected Term—We determine the expected term, which represents the period that stock-based awards are expected to be outstanding, in accordance with the simplified method, which is presumed to be the mid-point between the contractual term and the vesting term.
•
Expected Volatility— As we have limited trading history of our common stock, we have determined our computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to us, including stage of product development and life science industry focus. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. We expect to continue to apply this process until enough historical information regarding the volatility of our own stock price becomes available.
•
Risk-Free Interest Rate—We base the risk-free interest rate on U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term assumption.
•
Expected Dividend—The expected dividend yield is assumed to be zero as we have never paid and have no plans to pay dividends on our common stock.

See Note 9 to our financial statements for more information concerning certain of the specific assumptions we used in applying the Black-Scholes valuation model to determine the estimated fair value of our stock options.

We determine the fair value of restricted stock awards (RSAs) on the date of grant based on the estimated fair value of our common stock on that date.

Recent Accounting Pronouncements

See Note 2 to our financial statements for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition of results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934 and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Tenaya Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tenaya Therapeutics, Inc. (the "Company") as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases on January 1, 2021 due to adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte and Touche LLP

San Francisco, California

March 23, 2022

We have served as the Company’s auditor since 2019.

TENAYA THERAPEUTICS, INC.

Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$38,129	$128,535
Investments in marketable securities	213,171	—
Prepaid expenses and other current assets	4,058	1,429
Total current assets	255,358	129,964
Property and equipment, net	43,020	17,185
Operating lease right-of-use assets	11,685	—
Restricted cash, non-current	547	547
Other non-current assets	3,579	465
Total assets	$314,189	$148,161
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,721	$1,017
Accrued expenses and other current liabilities	9,059	3,161
Deferred rent and other lease liabilities, current	—	863
Operating lease liabilities, current	1,994	—
Total current liabilities	21,774	5,041
Deferred rent and other lease liabilities, non-current	—	3,662
Operating lease liabilities, non-current	13,707	—
Other non-current liabilities	182	19
Total liabilities	35,663	8,722
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.0001 par value; zero and 26,102,301 shares authorized as of December 31, 2021 and 2020; zero and 24,493,528 shares issued and outstanding as of December 31, 2021 and 2020	—	220,754
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 200,000,000 and zero shares authorized as of December 31, 2021 and 2020; zero shares issued and outstanding as of December 31, 2021 and 2020.	—	—
Common stock, $0.0001 par value; 1,000,000,000 and 30,330,000 shares authorized as of December 31, 2021 and 2020; 41,291,374 and 1,210,306 shares issued and outstanding as of December 31, 2021 and 2020.	4	—
Additional paid-in capital	434,196	1,584
Notes receivable from stockholders	—	(87)
Accumulated other comprehensive loss	(141)	—
Accumulated deficit	(155,533)	(82,812)
Total stockholders’ equity (deficit)	278,526	(81,315)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$314,189	$148,161

The accompanying notes are an integral part of these financial statements.

TENAYA THERAPEUTICS, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$54,393	$31,099
General and administrative	18,413	7,813
Total operating expenses	72,806	38,912
Loss from operations	(72,806)	(38,912)
Other income (expense), net:
Interest income	108	87
Change in fair value of convertible preferred stock tranche liability	—	75
Other (expense) income, net	(23)	355
Total other income (expense), net	85	517
Net loss before income tax expense	(72,721)	(38,395)
Income tax expense	—	—
Net loss	(72,721)	(38,395)
Other comprehensive loss:
Unrealized loss on marketable securities	(141)	—
Comprehensive loss	$(72,862)	$(38,395)
Net loss per share, basic and diluted	$(4.10)	$(39.50)
Weighted-average shares used in computing net loss per share, basic and diluted	17,734,166	972,091

The accompanying notes are an integral part of these financial statements.

TENAYA THERAPEUTICS, INC.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Notes Receivable from	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stockholders	Loss	Deficit	(Deficit)
Balance as of January 1, 2020	11,403,077	$73,042	1,193,488	$—	$764	$(86)	$—	$(44,417)	$(43,739)
Issuance of Series B convertible preferred stock, net of issuance costs of $49 and settlement of convertible preferred stock tranche liability of $711	6,172,830	61,995	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock, net of issuance costs of $283	6,917,621	85,717	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	17,846	—	34	—	—	—	34
Repurchase of common stock related to early exercise of options	—	—	(1,028)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	45	—	—	—	45
Notes receivable from stockholders	—	—	—	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	—	—	741	—	—	—	741
Net loss	—	—	—	—	—	—	—	(38,395)	(38,395)
Balance as of December 31, 2020	24,493,528	$220,754	1,210,306	$—	$1,584	$(87)	$—	$(82,812)	$(81,315)
Issuance of Series C convertible preferred stock, net of issuance costs of $20	1,608,750	19,981	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock upon completion of initial public offering	(26,102,278)	(240,735)	26,102,278	3	240,732	—	—	—	240,735
Issuance of common stock upon initial public offering, net of issuance costs of $18,459	—	—	13,800,000	1	188,540	—	—	—	188,541
Issuance of common stock upon exercise of stock options	—	—	195,749	—	358	—	—	—	358
Repurchase of common stock related to early exercise of options	—	—	(16,959)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	32	—	—	—	32
Notes receivable from stockholders	—	—	—	—	—	87	—	—	87
Stock-based compensation	—	—	—	—	2,950	—	—	—	2,950
Other comprehensive loss	—	—	—	—	—	—	(141)	—	(141)
Net loss	—	—	—	—	—	—	—	(72,721)	(72,721)
Balance as of December 31, 2021	—	$—	41,291,374	$4	$434,196	$—	$(141)	$(155,533)	$278,526

The accompanying notes are an integral part of these financial statements.

TENAYA THERAPEUTICS, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(72,721)	$(38,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,961	2,483
Amortization of premium on marketable securities	131	—
Stock-based compensation	2,950	741
Loss on disposal of property and equipment	61	33
Non-cash operating lease expense	1,064	—
Change in fair value of convertible preferred stock tranche liability	—	(75)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,730)	(312)
Other non-current assets	(3,114)	(180)
Accounts payable	8,600	142
Accrued expenses and other current liabilities	3,295	925
Deferred rent and other lease liabilities	—	(775)
Operating lease liabilities	(1,472)	—
Other non-current liabilities	163	(34)
Net cash used in operating activities	(60,812)	(35,447)
Cash flows from investing activities:
Purchases of property and equipment	(25,121)	(9,763)
Purchases of marketable securities	(213,443)	—
Proceeds from maturities of marketable securities	—	2,753
Net cash used in investing activities	(238,564)	(7,010)
Cash flows from financing activities:
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	61,284
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	19,981	85,951
Proceeds from initial public offering, net of issuance costs	188,541	—
Proceeds from exercise of stock options	374	34
Repurchases of common stock	(13)	(1)
Proceeds from repayments on notes receivable from stockholders	87	—
Net cash provided by financing activities	208,970	147,268
Net change in cash, cash equivalents and restricted cash	(90,406)	104,811
Cash and cash equivalents and restricted cash at beginning of period	129,082	24,271
Cash and cash equivalents and restricted cash at end of period	$38,676	$129,082
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	38,129	128,535
Restricted cash, non-current	547	547
Cash, cash equivalents and restricted cash	$38,676	$129,082
Supplemental disclosure of cash operating activities:
Cash paid for leases included in operating cash outflows	$6,110	$—
Supplemental disclosure of non-cash operating activities:
Lease liability obtained in exchange for right-of-use asset	$8,558	$—
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock upon completion of initial public offering	$240,735	$—
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$4,100	$364
Settlement of convertible preferred stock tranche liability in connection with the issuance of Series B convertible preferred stock	$—	$711
Offering costs related to Series C convertible preferred stock included in accounts payable and accrued expenses and other current liabilities	$—	$234

The accompanying notes are an integral part of these financial statements.

TENAYA THERAPEUTICS, INC.

Notes to Financial Statements

Note 1. Organization and Description of the Business

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

Reverse Stock Split

In July 2021, the Company’s board of directors approved an amended and restated certificate of incorporation to effect a reverse split of shares of the Company’s common stock, convertible preferred stock, and authorized shares on a 1-for-6 basis (the “Reverse Stock Split”) effective on July 23, 2021. The par value of the common stock and convertible preferred stock was not adjusted as a result of the Reverse Stock Split. All share data, per share data and related information for all periods presented in the accompanying financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split.

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

Liquidity

The Company has incurred net losses since inception and expects such losses to continue in the future as it conducts research and development activities. As of December 31, 2021, the Company had an accumulated deficit of $155.5 million. The Company incurred a net loss of $72.7 million and $38.4 million during the years ended December 31, 2021 and 2020, respectively. The Company had $251.3 million of cash, cash equivalents and investments in marketable securities as of December 31, 2021.

Management recognizes the need to raise additional capital to fully implement its business plan. The Company may seek to raise capital through equity financings, debt financings, license agreements, collaborative agreements or other sources of financing. Management believes that its existing cash, cash equivalents and investments in marketable securities as of December 31, 2021 will be sufficient to fund the Company’s operations for at least the next twelve months following the date these financial statements are filed with the Securities and Exchange Commission (SEC).

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to, the fair value of common stock, the valuation of equity-based awards, the useful lives of property and equipment, the fair value of the convertible preferred stock tranche liability, accrued expenses related to research and development activities and the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience, the current economic environment, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for that asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurement establishes a three-level fair value hierarchy that requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The three-level hierarchy of inputs is as follows:

Level 1—Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities as of the measurement date;

Level 2—Inputs (other than quoted prices included within Level 1) that are directly observable for the asset or liability or indirectly observable for similar assets or liabilities; and

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair value due to their short-term nature.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of risk consist principally of cash, cash equivalents and marketable securities. The Company maintains bank deposits in federally insured financial institutions, and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents and the issuers of its investments in marketable securities to the extent recorded in the balance sheets. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Risks and Uncertainties

The Company is subject to certain risks similar to that of other early-stage biopharmaceutical companies, including, but not limited to, the ability to obtain future financing, possible failure of future clinical trials, the need to obtain regulatory approvals for its product candidates, the need to successfully commercialize and gain market acceptance of the Company’s product candidates, competitive developments, protection of the proprietary technology, the ability to make milestone, royalty or other payments due under licensing agreements, and the Company’s ability to attract and retain employees necessary to support its growth.

The ongoing COVID-19 pandemic has disrupted and may continue to disrupt the Company’s business and delay its programs and timelines. The Company does not yet know the full extent of potential delays to its preclinical trials, which could prevent or delay the Company from initiating clinical trials and obtaining approval for its product candidates. The extent to which the COVID-19 pandemic may impact the Company’s future operating results and financial condition is uncertain.

Segment Information and Geographical Information

The Company has one operating segment and one reportable segment, which is the business of developing treatments that address heart failure. The Company’s chief operating decision maker, its Chief Executive Officer, reviews financial information on an aggregate basis for the purpose of allocating resources and evaluating financial performance. All of the Company’s assets are located in the United States.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less on the date of purchase to be cash equivalents. Cash equivalents primarily consist of money market funds that are stated at fair value.

Restricted Cash

The Company had restricted cash of $0.5 million for both years ended December 31, 2021 and 2020. The restricted cash represents security deposits for the Company’s operating leases in South San Francisco, California. The security deposits are in the form of a letter of credit secured by restricted cash.

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

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the assets’ expected lives or the remaining lease term. Costs for capital assets not yet placed into service are capitalized as construction in progress and are not depreciated until the asset is placed in service.

Upon retirement or sale, the cost of disposed assets and their related accumulated depreciation are removed from the balance sheets. Any resulting gains or losses on dispositions of property and equipment are included as a component of other income (expense), net, within the Company’s statements of operations and comprehensive loss. Repair and maintenance costs, which are not considered improvements and do not extend the useful life of property and equipment, are expensed as incurred.

Impairment for Long-Lived Assets

Long-lived assets, including construction in progress, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Impairment of long-lived assets were not material for any of the periods presented.

Convertible Preferred Stock Tranche Liability

The obligation to issue additional shares of the Company’s Series B convertible preferred stock at a fixed price on future dates was determined to be a freestanding financial instrument that was accounted for as a liability. On issuance, the Company recorded the convertible preferred stock tranche liability on the balance sheet at its estimated fair value. The liability is subject to remeasurement at each balance sheet date, with changes in fair value recognized as a gain or loss on remeasurement as a component of other income (expense), net in the statements of operations and comprehensive loss until settlement or extinguishment. The convertible preferred stock tranche liability was settled upon the second and third closings of the Company’s Series B convertible preferred stock in March and August 2020, respectively.

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

Asset Retirement Obligation

The Company records asset retirement obligations (AROs) for the estimated cost of removing constructed leasehold improvement assets and restoring the leased premises back to their original condition, at the time when the contractual obligations are incurred. AROs represent the present value of the expected costs for the related restoration activities. The ARO assets and liabilities are recorded in property, plant and equipment and other long-term liabilities, respectively, in the Company’s balance sheets. The Company records accretion expense, which represents the increase in the asset retirement obligations, over the remaining or operational life of the associated leasehold improvements. Accretion expense is recorded as operating expense in the statements of operations using an accretion rate based on the credit adjusted risk-free interest rate. Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the asset retirement cost, or income when the asset retirement cost is depleted.

Research and Development Expenses

Research and development (R&D) costs are expensed as incurred. Research and development expenses include, among others, consulting fees, salaries, benefits, travel, stock-based compensation, laboratory supplies and other non-capital equipment utilized for in-house research, allocated facilities and overhead costs, amounts owed under licensing agreements, amounts paid to contract research organizations (CRO) that conduct research and development activities on the Company’s behalf and costs related to compliance with regulatory requirements.

Goods or services incurred for research and development activities that have not yet been invoiced are recorded as liabilities within accrued expenses and other current liabilities on the Company’s balance sheets. Amounts recorded for unbilled services often represent estimates, which are typically based on contracted amounts for the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the associated services. The Company makes judgments and estimates in determining the accrued and other current liabilities balance. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts accrued expenses or prepaid expenses accordingly, which impact research and development expenses. The Company has not experienced any material differences between accrued costs and actual costs incurred. Changes in these estimates that result in material changes to the Company’s accrued costs could materially affect the Company’s results of operations.

The Company has and may continue to acquire the rights to licensed technology that represents in-process research and development to use and develop in the commercialization of new product candidates. The upfront payments made to acquire licenses, product or rights, or payments made related to future milestone payments are recognized as research and development expenses provided that there is no alternative future use of the rights in other research and development projects, up to the point of regulatory approval. Milestone payments are expensed when the specific milestone has been achieved.

Non-refundable advance payments for goods or services to be rendered as part of future research and development activities are capitalized on the Company’s balance sheets until the goods or services are received.

Classification between prepaid expenses and other current assets and other non-current assets is based on an evaluation of when the goods will be delivered and/or services will be performed, with such amounts subsequently amortized to expense once incurred.

Stock-Based Compensation

The Company measures and records expense related to all equity awards granted to employees and non-employees in the statements of operations and comprehensive loss based on their grant date fair values, including stock options and restricted stock awards. For stock-based awards that vest subject to the satisfaction of a service requirement, the expense is recognized using the straight-line method over the requisite service period, which is generally the vesting period. Forfeitures are recognized as they occur.

The fair value of restricted stock awards is determined on the date of grant based on the estimated fair value of the Company’s common stock on that date.

For purposes of determining the estimated fair value of options granted to employees and nonemployees, the Company uses the Black-Scholes option pricing model.

The assumptions used to determine the fair value of options granted were as follows. Each of these inputs is subjective and generally requires significant judgement.

Fair Value of Common Stock—Prior to the Company's IPO, there was no public market for its common stock. As such, the estimated fair value of its common stock and underlying stock options was determined at each grant date by the Company's board of directors, with input from management, based on the information known to the Company on the grant date and upon a review of any recent events and their potential impact on the estimated per share fair value of its common stock. As part of these fair value determinations, the Company's board of directors obtained and considered valuation reports prepared by a third-party valuation firm in accordance with the guidance outlined in the American Institute of Certified Public Accountants' Accounting & Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For grants subsequent to the Company's IPO, the grant date fair value of common stock was determined by using the closing price per share of common stock as reported on the Nasdaq Global Select Market.

Expected Term— The Company determines the expected term, which represents the period that stock-based awards are expected to be outstanding, in accordance with the simplified method due to its limited operating history, which is presumed to be the mid-point between the contractual term and the vesting period.

Expected Volatility— As there is limited trading history for the Company’s common stock, the Company determines its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company, including stage of product development and life science industry focus. The historical volatility is calculated based on a period of time commensurate with the expected term assumption.

Risk-Free Interest Rate— The Company bases the risk-free interest rate on U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term assumption.

Expected Dividend— The expected dividend yield is assumed to be zero as the Company has never paid and has no plans to pay any dividends on its common stock.

Income Taxes

The Company accounts for income taxes using the asset and liability method. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2021 and 2020, the Company has recorded a full valuation allowance on its net deferred tax assets.

Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Interest and penalties, if any, related to unrecognized tax benefits are included within the provision for income tax.

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

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (a) is no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Adopted Accounting Standards

On January 1, 2021, the Company adopted ASC 842 using the modified retrospective transition method and elected the practical expedients to not reassess whether any expired or existing contracts are or contain leases, carry forward its historical lease classification and not reassess initial direct costs for existing leases. The Company elected to not separate non-lease components from the associated lease components and to not recognize ROU assets and lease liabilities for leases with a term of twelve months or less. Upon adoption of ASC 842, the Company recorded an operating right-of-use asset of $4.6 million, operating lease liabilities of $9.1 million and derecognized deferred rent and other lease liabilities of $4.5 million. Results for the year ended December 31, 2021, are presented under ASC 842. Prior period amounts before January 1, 2021, have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under previous lease guidance, ASC 840: Leases (Topic 840).

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which replaces the existing incurred loss impairment model with an expected credit loss model. This standard will require companies to recognize an allowance for credit losses on available-for-sale debt securities rather than the current approach of recording a reduction to the carrying value of the asset. As an emerging growth company, ASU 2016-13 is effective for the Company beginning January 1, 2023. The Company is evaluating the impact of this standard on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify the accounting for income taxes. This standard eliminates certain exceptions to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. As an emerging growth company, ASU 2019-12 is effective for the Company beginning January 1, 2022. The Company does not expect the adoption of this standard to have any impact on its financial statements.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (ASU 2021-10), which requires business entities to make annual disclosures about transactions with a government they account for by analogizing to a grant or contribution accounting model. The required annual disclosures include the nature of the transaction, the entity’s related accounting policy, the financial statement line items affected and the amounts reflected in the current period financial statements, and any significant terms and conditions. ASU 2021-10 is effective for the Company beginning January 1, 2022. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

Note 3. Fair Value Measurements

Financial assets and liabilities are recognized at fair value on a recurring basis. The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

		December 31, 2021
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$37,129	$—	$—	$37,129
Marketable securities:
U.S. treasuries	Level 1	78,097	—	(85)	78,012
Commercial paper	Level 2	121,634	—	(50)	121,584
Corporate bonds	Level 2	8,979	—	(3)	8,976
Government agencies bonds	Level 2	4,602	—	(3)	4,599
Total financial assets		$250,441	$—	$(141)	$250,300

		December 31, 2020
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$127,535	$—	$—	$127,535
Total financial assets		$127,535	$—	$—	$127,535

Money market funds and U.S. treasuries are classified as Level 1 because they are valued using quoted market prices in active markets for identical assets. Financial instruments classified within Level 2 of the fair value hierarchy are valued based on observable inputs or can be derived from non-binding quotes from the Company’s investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, or historical pricing trends of a security relative to its peers. To validate the fair value determination provided by its investment managers, the Company reviews the pricing movement in the context of overall market trends and trading information from its investment managers. In addition, the Company considers the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy.

The Company believes it is more likely than not that its marketable securities in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. All available-for-sale marketable securities held as of December 31, 2021 are short-term investments with contractual maturities of less than one year.

Convertible Preferred Stock Tranche Liability

The Company’s convertible preferred stock tranche liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. Fair value was calculated using an option pricing model that required significant unobservable inputs supported by little or no market activity. The convertible preferred stock tranche liability was considered a non-contingent forward and the standard forward pricing model was used with the following key assumptions: (a) calculation of an expected term and (b) a risk-free interest rate. The convertible preferred stock tranche liability was initially recorded in connection with the first closing of the Company’s Series B convertible stock financing in August 2019. On the second and third closings of the Company’s Series B convertible preferred stock financings in March and August 2020, the convertible preferred stock tranche liability was settled and reclassified to Series B convertible preferred stock. Accordingly, there is no convertible preferred stock tranche liability as of December 31, 2021 and 2020.

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

Year Ended December 31, 2020
(In thousands)
Beginning balance	$786
Change in fair value upon remeasurement	(75)
Settlement of convertible preferred stock tranche liability on second and third closings of the Series B convertible preferred stock	(711)
Ending balance	$—

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consists of the following:

	December 31,
	2021	2020
	(In thousands)
Construction in progress	$32,561	$7,678
Laboratory equipment	11,891	8,182
Leasehold improvements	7,241	7,237
Furniture and fixtures	534	534
Computer equipment and software	218	257
Total property and equipment	$52,445	$23,888
Less: accumulated depreciation and amortization	(9,425)	(6,703)
Total property and equipment, net	$43,020	$17,185

Depreciation and amortization expense for the years ended December 31, 2021 and 2020, was $3.0 million and $2.5 million, respectively. Construction in progress primarily consists of costs directly incurred for the construction of the Company’s manufacturing and office space located in Union City, California, and capitalized machinery and equipment (see Note 6).

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2021	2020
	(In thousands)
Accrued compensation and related expenses	$3,667	$2,090
Accrued property and equipment	2,863	231
Accrued research and development expenses	2,023	391
Accrued professional services	344	328
Other current liabilities	162	121
Total accrued expenses and other current liabilities	$9,059	$3,161

Note 5. License Agreements

Gladstone License Agreement

In October 2016, the Company entered into a license agreement with the J. David Gladstone Institute (Gladstone), pursuant to which Gladstone granted the Company a worldwide, royalty-bearing exclusive patent license and a non-exclusive technology license to develop and commercialize certain products for certain diseases (Gladstone License Agreement). Pursuant to the Gladstone License Agreement, the Company is obligated, among other things, to pay Gladstone (i) annual license maintenance fees ranging from $25,000 up to $0.1 million per year, which will be creditable against royalties paid in the following twelve month period, (ii) milestone payments up to $4.1 million for royalty-bearing products directed to a particular target, which are contingent upon achieving specific clinical and commercialization milestone events, and (iii) tiered low-single digit royalties on future net sales of each royalty-bearing product. Under the agreement, the Company is subject to diligence requirements to develop and commercialize at least one royalty-bearing product. The Company may pay $50,000 to $100,000 to extend the deadline for its diligence milestone obligations for up to four additional one-year terms. As of December 31, 2021, the Company has not recognized any milestone and royalty payments under the Gladstone License Agreement.

During the years ended December 31, 2021 and 2020, amounts recorded related to annual license fees payable pursuant to the Gladstone License Agreement were immaterial.

University of Texas Southwestern License Agreement

In January 2020, the Company entered into a license agreement with the University of Texas Southwestern (UTSW License), pursuant to which UTSW granted the Company a royalty-bearing exclusive and sublicensable patent license and a non-exclusive, non-sublicensable license for mutually agreed upon development activities. Under the UTSW License, the Company is obligated to pay UTSW (i) a non-refundable upfront license fee of $0.1 million, which was paid by the Company in 2020, (ii) milestone payments up to a total of $14.8 million in aggregate, which are contingent upon achieving specific development and commercialization milestone events, and (iii) royalties on future net sales of each royalty-bearing product ranging in the low-single digits. As of December 31, 2021, the Company has not recognized any milestone and royalty payments under the UTSW License.

Other License Agreements

In addition to the agreements described above, the Company has also entered into other license agreements with various institutions and business entities, none of which are material individually or in the aggregate.

Note 6. Commitments and Contingencies

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

In December 2020, the Company entered into a short-term sublease agreement for additional office and laboratory space in South San Francisco, California with a lease term that expired on November 30, 2021.

In February 2021, the Company entered into a lease agreement for manufacturing and office space located in Union City, California. The lease commenced in May 2021 and has a ten-year term with one five-year renewal option. Upon the execution of the lease agreement, the Company provided the landlord with a refundable security deposit of $3.3 million, which is included in other non-current assets on the balance sheets.

In November 2021, the Company entered into a short-term sublease agreement for additional office and laboratory space in South San Francisco, California with a lease term that expires on June 30, 2022.

On January 1, 2021, the Company adopted ASC 842 and the following disclosures as of and for the year ended December 31, 2021 are presented under ASC 842. As of December 31, 2021, the remaining weighted-average lease term was 6.6 years and the weighted-average incremental borrowing rate used to determine the operating lease liabilities was 9.5%.

During the year ended December 31, 2021, the Company incurred $5.7 million of lease costs, of which $1.7 million is related to the Company’s short-term leases and $1.6 million is related to variable lease payments. During the year ended December 31, 2020, the Company incurred $2.4 million in rent expense.

As of December 31, 2021, the undiscounted future minimum lease payments due under the Company’s non-cancelable operating leases are as follows:

Amount
(In thousands)
2022	$3,678
2023	3,792
2024	3,910
2025	2,445
2026	1,386
Thereafter	6,905
Total undiscounted future minimum lease payments	$22,116
Present value adjustment for minimum lease commitments	(6,133)
Tenant improvement receivable	(282)
Total operating lease liabilities	$15,701

As of December 31, 2020, undiscounted future minimum lease payments due under the Company's non-cancelable operating lease are as follows:

Amount
(In thousands)
2021	$3,752
2022	2,206
2023	2,283
2024	2,363
2025	999
Total future minimum lease payments	$11,603

The Company has previously entered into agreements to sublease portions of the Company’s facilities in South San Francisco to two different subtenants, both of which were expired as of December 31, 2020. Pursuant to the sublease agreements, the Company received sublease income of $0.4 million during the year ended December 31, 2020, which is included in other income (expense), net on the statements of operations and comprehensive loss.

Asset Retirement Obligation

Under the lease agreement for the manufacturing and office facility in Union City, the Company is contractually obligated to remove constructed leasehold improvements related to capitalized machinery and equipment (see Note 4) and to restore the leased space to its original condition upon termination of the lease agreement. The Company applies the proportionate method to account for the buildup of the asset retirement obligation while leasehold improvements are in progress. As of December 31, 2021, the balance of the asset retirement obligation liability was not material. The Company elected to defer the commencement of accretion of the asset retirement obligation until the underlying construction is completed, on the basis that the financial statement impact from the deferral is immaterial.

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

Indemnification

In the normal course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amounts of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with its directors and certain officers that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of December 31, 2021 and 2020, the Company does not have any material indemnification claims that were probable or reasonably possible and, consequently, has not recorded any related liabilities.

Note 7. Convertible Preferred Stock

On August 3, 2021, immediately prior to the completion of the Company’s IPO, all outstanding shares of convertible preferred stock were converted into 26,102,278 shares of the Company’s common stock.

Prior to the Company’s IPO, convertible preferred stock as of December 31, 2020, consists of the following:

	December 31, 2020
	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Liquidation Preference
	(In thousands, except share data)
Convertible Preferred Stock
Series A	8,316,666	8,316,662	$43,393	$49,900
Series B	9,259,254	9,259,245	91,644	92,000
Series C	8,526,381	6,917,621	85,717	86,000
Total	26,102,301	24,493,528	$220,754	$227,900

The Company classified its convertible preferred stock outside of total stockholders’ deficit because, in the event of certain change of control events that are not solely within the control of the Company (including liquidation, sale or transfer of the Company), the shares would become redeemable at the option of the holders. As a result, the Company classified its convertible preferred stock as mezzanine equity on the balance sheet as the preferred stock was contingently redeemable.

Series C Convertible Preferred Stock Financing

In December 2020, the Company entered into a Series C preferred stock purchase agreement for the issuance of up to 8,526,381 shares of the Company’s Series C convertible preferred stock at a purchase price of $12.432 per share in two closings. The Company completed the initial closing in December 2020, whereby 6,917,621 shares of Series C convertible preferred stock were issued for gross proceeds of $86.0 million.

In January 2021, the Company sold an additional 1,608,750 shares of Series C convertible preferred stock at a purchase price of $12.432 per share for gross proceeds of $20.0 million.

Note 8. Common Stock

The holders of common stock are entitled to one vote per share on all matters to be voted on by the stockholders of the Company and are entitled to dividends, if and when declared by the board of directors, subject to the prior rights of the preferred stockholders. Common stock issued and outstanding on the balance sheets and statements of convertible preferred stock and stockholders’ equity (deficit) includes shares related to early exercised options and restricted stock that are subject to repurchase. Common stock issued and outstanding is reduced for any repurchases of early exercised stock options and restricted stock. As of December 31, 2021 and 2020, outstanding common stock included 28,905 and 138,127 shares, respectively, related to early exercised stock options and restricted stock that are unvested and subject to repurchase.

Total shares of common stock reserved for issuance, on an as-if converted basis, is as follows:

	December 31,
	2021	2020
Conversion of outstanding shares of convertible preferred stock	—	24,493,528
Stock options issued and outstanding	2,772,154	1,160,808
Stock options available for future grant	3,594,158	412,170
Total	6,366,312	26,066,506

Note 9. Stock-Based Compensation

2021 Equity Incentive Plan

In July 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective in connection with the IPO. Under the 2021 Plan, 4,000,000 shares of the Company's common stock were initially reserved for issuance of equity awards to employees, directors, and consultants, under terms and provisions established by the Board of Directors. The number of shares of common stock available for issuance under the 2021 Plan will automatically increase on the first day of January for a period of ten years, commencing on January 1, 2022, in an amount equal to the lesser of: 4,000,000 shares; 4% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding year; or such other amount as the Company’s Board of

Directors may determine. In addition, the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) was terminated in connection with the IPO. Shares subject to awards granted under the 2016 Plan that are repurchased by or forfeited to the Company will be reserved for issuance under the 2021 Plan.

Total shares reserved and available for grant under the 2021 Plan as of December 31, 2021, are 3,594,158.

Stock Option Activity

The following table summarizes stock option activity:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding as of December 31, 2020	1,160,808	$1.74	8.40
Options granted	1,850,036	11.05
Options exercised	(195,749)	1.91
Options cancelled	(42,941)	3.68
Outstanding as of December 31, 2021	2,772,154	$7.90	8.74	$31,420
Exercisable as of December 31, 2021	705,577	$2.65	7.61	$11,500

The aggregate intrinsic value is the value of the Company's closing stock price on the last trading day of the year in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during the years ended December 31, 2021 and 2020, was $1.7 million and $37,000.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2021 and 2020 was $9.50 and $4.98 per share.

2021 Employee Stock Purchase Plan

In July 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the IPO. The Company initially reserved 800,000 shares for future issuance under the ESPP. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. The number of shares of common stock available for issuance under the ESPP will automatically increase on the first day of each fiscal year beginning with 2022 in an amount equal to the lesser of: 800,000 shares; 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding year; or such other amount as the board of directors may determine. The first offering period has not commenced as of December 31, 2021 and there is no stock-based compensation related to the ESPP for the year ended December 31, 2021.

Stock-Based Compensation

The following table summarizes stock-based compensation recognized in the Company’s statements of operations and comprehensive loss:

	Year Ended December 31,
	2021	2020
	(In thousands)
Research and development	$1,179	$378
General and administrative	1,771	363
Total stock-based compensation	$2,950	$741

As of December 31, 2021, there was approximately $16.7 million of unrecognized stock-based compensation, which the Company expects to recognize over a weighted-average period of 3.1 years.

Stock Option Valuation

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Year Ended December 31,
	2021	2020
Expected term (in years)	5.0 - 6.1	5.9 - 6.1
Expected volatility	95% - 103%	178% - 183%
Risk-free interest rate	0.6% - 1.4%	0.4% - 1.5%
Expected dividend yield	—%	—%

The assumptions used to determine the fair value of options granted were as follows. Each of these inputs is subjective, involve inherent uncertainties, and generally requires significant judgment. The assumptions used to determine the fair value of the awards represent management’s best estimates.

Expected Term— The Company determines the expected term, which represents the period that stock-based awards are expected to be outstanding, in accordance with the simplified method due to its limited operating history, which is presumed to be the mid-point between the contractual term and the vesting period.

Expected Volatility— As there is limited trading history for the Company’s common stock, the Company determines its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company, including stage of product development and life science industry focus. The historical volatility is calculated based on a period of time commensurate with the expected term assumption.

Risk-Free Interest Rate— The Company bases the risk-free interest rate on U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term assumption.

Expected Dividend— The expected dividend yield is assumed to be zero as the Company has never paid and has no plans to pay any dividends on its common stock.

Restricted Stock

During the year ended December 31, 2021, the restricted stock activities were due to shares of restricted common stock issued pursuant to the permitted early exercise of stock options and vesting of immaterial shares of RSAs granted in 2016. As of December 31, 2021, 28,905 shares of restricted stocks pursuant to the early exercise of stock options were outstanding and all RSAs had been fully vested.

Employee Recourse Notes

In 2017 and 2018, the Company entered into full recourse notes with certain employees, including one of its officers, upon the exercise of stock options that are treated as substantive exercises for accounting purposes. The Company has the right to repurchase unvested shares up to 90 days after employment is terminated. As of December 31, 2021, the principal and accrued interest amount of the notes have been fully repaid. The notes are presented in the statements of convertible preferred stock and stockholders’ equity (deficit).

Note 10. Income Taxes

No provision for or benefit from income taxes was recorded during the years ended December 31, 2021 and 2020. The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty regarding the realization of such assets. All losses to date have been incurred in the United States. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

Effective Tax Rate Reconciliation

The effective tax rate of the Company’s provision for income taxes differs from the federal statutory rate and the effective tax rate reconciliation is as follows:

	December 31,
	2021	2020
U.S. federal taxes at statutory rate	21.0%	21.0%
State taxes (net of federal benefit)	0.6	8.1
Credits	3.1	3.6
Stock-based compensation	(0.3)	(0.3)
Section 382 limitation on tax attribute carryforwards	—	(9.0)
Change in valuation allowance	(23.3)	(23.1)
Other	(1.1)	(0.3)
Total	—%	—%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2021	2020
	(In thousands)
Balance at beginning of year	$571	$744
Additions based on tax positions related to current year	901	293
Additions based on tax positions related to prior years	—	—
Reductions for tax positions related to prior years	(2)	(466)
Balance at end of year	$1,470	$571

The Company does not expect that its uncertain tax positions will materially change in the next twelve months. The reversal of the uncertain tax benefits would not impact the Company’s effective tax rate as the Company continues to maintain a full valuation allowance against its deferred tax assets.

The Company files tax returns in U.S. federal and state jurisdictions with varying statutes of limitations. Due to net operating loss and credit carryforwards, all of the tax years since inception through the 2021 tax year remain subject to examination by the U.S. federal and state authorities. The Company is currently not subject to any income tax audits by federal or state taxing authorities.

Deferred Income Taxes

The tax effects of significant items comprising the Company’s deferred income taxes are as follows:

	December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Net operating losses	$34,746	$20,917
Tax credits	4,443	1,346
Lease liability	3,362	—
Accrued expenses and other	727	1,825
Stock-based compensation	309	79
Property and equipment	152	120
Total deferred tax assets	43,739	24,287
Valuation allowance	(41,281)	(24,287)
Deferred tax assets, net of valuation allowance	2,458	—
Deferred tax liabilities:
Right-of-use asset	(2,458)	—
Net deferred tax assets	$—	$—

The tax benefit of net operating losses, temporary differences and credit carryforwards are recorded as an asset to the extent that the Company assesses that realization is more likely than not. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. As a result of the Company’s recent history of operating losses, the Company believes that recognition of deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance. The valuation allowance increased by $17.0 million and $8.9 million during the years ended December 31, 2021 and 2020. The increase in valuation allowances during the year ended December 31, 2021, was primarily due to the increase in deferred tax assets from 2021 federal net operating losses. The valuation allowances would have been larger for the year ended December 31, 2020, if not for the reduction in net operating loss and tax credit carryforwards limited under Section 382. The impact of the Section 382 limitation resulted in the reduction of deferred tax assets for federal research credits and state net operating loss carryforwards, with an offsetting reduction of the valuation allowance.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2021, the Company’s net operating loss and tax carryforwards are summarized as follows:

	Amount	Expiration in years
Net operating losses, federal (post-December 31, 2017)	$140,666	Do Not Expire
Net operating losses, federal (pre-January 1, 2018)	$3,093	Begins to Expire 2036
Net operating losses, state	$62,817	Begins to Expire 2036
Tax credits, federal	$3,433	Begins to Expire 2036
Tax credits, state	$3,258	Do Not Expire

Under Section 382 of the Internal Revenue Code of 1986, as amended, the ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if the Company has experienced an “ownership change”. This annual limitation may result in the expiration of net operating losses and credits before utilization. As of December 31, 2021, a study was updated and we concluded that there were no ownership changes during 2021. As previously disclosed, the Company experienced an ownership change in 2020. As a result, in 2020, the Company removed $3.1 million of deferred tax assets related to net operating loss carryforwards and research tax credit carryforwards due to Section 382 limitations. The Company’s ability to use its remaining net operating loss carryforwards may be further limited if the Company experiences a Section 382 ownership change as a result of future changes in its stock ownership.

The Company recognizes interest and penalties related to taxes and uncertain tax positions as a component of income tax expense. During the years ended December 31, 2021 and 2020, no interest and penalties were accrued by the Company.

Note 11. Net Loss Per Share

The following potentially dilutive securities were not included in the calculation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

	December 31,
	2021	2020
Convertible preferred stock	—	24,493,528
Outstanding stock options	2,772,154	1,160,808
Restricted stock subject to future vesting	28,905	138,127
Total	2,801,059	25,792,463

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

As an emerging growth company, we are not required to provide, and this Annual Report on Form 10-K does not include an attestation report on our internal control over financial reporting issued by the Company’s independent registered public accounting firm. Our auditors will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 until we are no longer an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, and are no longer a non-accelerated filer.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC on Schedule 14A within 120 days of December 31, 2021, and is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted on our website at www.tenayatherapeutics.com under the caption “Investors—Corporate Governance—Governance Documents.”

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of the Nasdaq Stock Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

Item 11. Executive Compensation.

Information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC on Schedule 14A within 120 days of December 31, 2021, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC on Schedule 14A within 120 days of December 31, 2021, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC on Schedule 14A within 120 days of December 31, 2021, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC on Schedule 14A within 120 days of December 31, 2021, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as a part of the report:
(1)
Financial Statements: The financial statements filed as part of this Annual Report are included in Part II, Item 8 of this Annual Report.
(2)
Financial Statement Schedules: Financial statement schedules have been omitted in this Annual Report because they are not applicable, not required under the instructions or the information requested is set forth in the financial statements or related notes thereto.
(3)
Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40656	3.1	8-3-2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40656	3.2	8-3-2021
4.1	Specimen common stock certificate of the Registrant.	S-1/A	333-257820	4.2	7-26-2021
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated December 17, 2020.	S-1/A	333-257820	4.1	7-26-2021
4.3*	Description of Securities of the Registrant.
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-257820	10.1	7-26-2021
10.2+*	2021 Equity Incentive Plan and forms of agreements thereunder.
10.3+	2021 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	333-257820	10.4	7-26-2021
10.4+	Employment Letter between the Registrant and Faraz Ali, M.B.A.	S-1/A	333-257820	10.5	7-26-2021
10.5+	Employment Letter between the Registrant and Timothy Hoey, Ph.D.	S-1/A	333-257820	10.6	7-26-2021
10.6+	Employment Letter between the Registrant and Leone D. Patterson, M.B.A.	S-1/A	333-257820	10.7	7-26-2021
10.7+	Employment Letter between the Registrant and Whittemore (Whit) Tingley, M.D., Ph.D.	S-1/A	333-257820	10.8	7-26-2021
10.8+	Executive Change in Control and Severance Plan.	S-1/A	333-257820	10.12	7-26-2021
10.9+	Executive Incentive Compensation Plan.	S-1/A	333-257820	10.13	7-26-2021
10.10+	Outside Director Compensation Policy.	S-1/A	333-257820	10.14	7-26-2021
10.11+	Amended and Restated 2016 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-257820	10.2	7-26-2021
10.12**	License Agreement between the Registrant and the Board of Regents of the University of Texas System, dated as of January 10, 2020.	S-1/A	333-257820	10.9	7-26-2021
10.13	Lease between HCP Oyster Point III LLC and the Registrant dated as of September 6, 2016.	S-1/A	333-257820	10.10	7-26-2021
10.14	Lease between Terreno Park Union City LLC and the Registrant dated as of February 12, 2021.	S-1/A	333-257820	10.11	7-26-2021
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Confidential treatment granted for certain portions of this exhibit.

+ Management contract, compensatory plan or agreement.

† The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENAYA THERAPEUTICS, INC.

Date: March 23, 2022	By:	/s/ Faraz Ali, M.B.A.
Faraz Ali, M.B.A.
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Faraz Ali and Leone Patterson as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and substitution, for him or her and in his or her name, place, and stead, in any and all capacities (including his or her capacity as a director and/or officer of Tenaya Therapeutics, Inc.) to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they, he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or their, his, or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Faraz Ali, M.B.A.	Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2022
Faraz Ali, M.B.A.

/s/ Leone D. Patterson, M.B.A.	Chief Financial and Business Officer (Principal Financial and Accounting Officer)	March 23, 2022
Leone D. Patterson, M.B.A.

/s/ Eli Casdin, M.B.A.	Director	March 23, 2022
Eli Casdin, M.B.A.

/s/ Jin-Long Chen, Ph.D.	Director	March 23, 2022
Jin-Long Chen, Ph.D.

/s/ David V. Goeddel, Ph.D.	Director	March 23, 2022
David V. Goeddel, Ph.D.

/s/ June Lee, M.D.	Director	March 23, 2022
June Lee, M.D.

/s/ Karah Parschauer	Director	March 23, 2022
Karah Parschauer

/s/ Deepak Srivastava, M.D.	Director	March 23, 2022
Deepak Srivastava, M.D.

/s/ Catherine Stehman-Breen, M.D.	Director	March 23, 2022
Catherine Stehman-Breen, M.D.

/s/ Jeffrey T. Walsh, M.B.A.	Director	March 23, 2022
Jeffrey T. Walsh, M.B.A.

/s/ R. Sanders (Sandy) Williams, M.D.	Director	March 23, 2022
R. Sanders (Sandy) Williams, M.D.