Form 10-Q
period 2022-03-31
Tenaya Therapeutics, Inc.
filed 2022-05-11
CIK 1858848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, the registrant had 41,310,849 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, investors can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements about:

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
•
our expectations regarding the effects of the ongoing COVID-19 pandemic on our business, including our preclinical studies and clinical trials;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TENAYA THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands)

	March 31,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$25,970	$38,129
Investments in marketable securities	184,484	213,171
Prepaid expenses and other current assets	3,328	4,058
Total current assets	213,782	255,358
Property and equipment, net	49,384	43,020
Operating lease right-of-use assets	11,353	11,685
Restricted cash, noncurrent	399	547
Other noncurrent assets	6,579	3,579
Total assets	$281,497	$314,189
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,888	$10,721
Accrued expenses and other current liabilities	8,132	9,059
Operating lease liabilities, current	2,075	1,994
Total current liabilities	19,095	21,774
Operating lease liabilities, noncurrent	13,093	13,707
Other noncurrent liabilities	212	182
Total liabilities	32,400	35,663
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	436,313	434,196
Accumulated other comprehensive loss	(631)	(141)
Accumulated deficit	(186,589)	(155,533)
Total stockholders’ equity	249,097	278,526
Total liabilities and stockholders’ equity	$281,497	$314,189

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$24,155	$9,590
General and administrative	6,999	3,515
Total operating expenses	31,154	13,105
Loss from operations	(31,154)	(13,105)
Other income (expense), net:
Interest income	99	9
Other income (expense), net	(1)	(2)
Total other income (expense), net	98	7
Net loss before income tax expense	(31,056)	(13,098)
Income tax expense	—	—
Net loss	(31,056)	(13,098)
Other comprehensive loss:
Unrealized loss on marketable securities	(490)	—
Comprehensive loss	$(31,546)	$(13,098)
Net loss per share, basic and diluted	$(0.75)	$(11.93)
Weighted-average shares used in computing net loss per share, basic and diluted	41,267,990	1,097,805

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance as of January 1, 2022	41,291,374	$4	$434,196	$(141)	$(155,533)	$278,526
Issuance of common stock upon exercise of stock options	7,652	—	17	—	—	17
Vesting of early exercised stock options	—	—	6	—	—	6
Stock-based compensation	—	—	2,094	—	—	2,094
Other comprehensive loss	—	—	—	(490)	—	(490)
Net loss	—	—	—	—	(31,056)	(31,056)
Balance as of March 31, 2022	41,299,026	$4	$436,313	$(631)	$(186,589)	$249,097

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Notes Receivable from	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stockholders	Loss	Deficit	(Deficit)
Balance as of January 1, 2021	24,493,528	$220,754	1,210,306	$—	$1,584	$(87)	$—	$(82,812)	$(81,315)
Issuance of Series C convertible preferred stock, net of issuance costs of $20	1,608,750	19,981	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	12,508	—	29	—	—	—	29
Repurchase of common stock related to early exercise of options	—	—	(365)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	9	—	—	—	9
Stock-based compensation	—	—	—	—	432	—	—	—	432
Net loss	—	—	—	—	—	—	—	(13,098)	(13,098)
Balance as of March 31, 2021	26,102,278	$240,735	1,222,449	$—	$2,054	$(87)	$—	$(95,910)	$(93,943)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(31,056)	$(13,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	966	689
Amortization of premium on marketable securities	143	—
Stock-based compensation	2,094	432
Non-cash operating lease expense	332	171
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	732	118
Other noncurrent assets	25	(3,313)
Accounts payable	(1,779)	618
Accrued expenses and other current liabilities	318	(1,022)
Operating lease liabilities	(533)	(384)
Other noncurrent liabilities	2	—
Net cash used in operating activities	(28,756)	(15,789)
Cash flows from investing activities:
Purchases of property and equipment	(8,595)	(4,323)
Purchases of marketable securities	(43,171)	—
Proceeds from maturities of marketable securities	68,200	—
Net cash provided by (used in) investing activities	16,434	(4,323)
Cash flows from financing activities:
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	19,986
Proceeds from exercise of stock options	15	29
Net cash provided by financing activities	15	20,015
Net change in cash, cash equivalents and restricted cash	(12,307)	(97)
Cash and cash equivalents and restricted cash at beginning of period	38,676	129,083
Cash and cash equivalents and restricted cash at end of period	$26,369	$128,986
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$25,970	$128,439
Restricted cash, noncurrent	399	547
Cash, cash equivalents and restricted cash	$26,369	$128,986
Supplemental disclosure of cash operating activities:
Cash paid for leases included in operating cash outflows	$1,366	$1,389
Supplemental disclosure of non-cash operating activities:
Lease liability obtained in exchange for right-of-use asset	$—	$213
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs related to initial public offering included in accounts payable	$—	$74
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$5,282	$452

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

Liquidity

The Company has incurred net losses since inception and expects such losses to continue in the future as it conducts research and development activities. As of March 31, 2022, the Company had an accumulated deficit of $186.6 million. The Company incurred a net loss of $31.1 million and $13.1 million during the three months ended March 31, 2022 and 2021, respectively. The Company had $213.5 million of cash, cash equivalents and investments in marketable securities as of March 31, 2022.

Management recognizes the need to raise additional capital to fully implement its business plan. The Company may seek to raise capital through equity financings, debt financings, license agreements, collaborative agreements or other sources of financing. Management believes that its existing cash, cash equivalents and investments in marketable securities as of March 31, 2022 will be sufficient to fund the Company’s operations for at least the next twelve months following the date these condensed financial statements are filed with the Securities and Exchange Commission (“SEC”).

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

The interim condensed balance sheet as of March 31, 2022, the interim condensed statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2022 and 2021 are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The condensed results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2021, included in Company's Annual Report on Form 10-K, filed with the SEC on March 23, 2022.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to clinical trials accrued liabilities, income tax valuation allowance and stock-based compensation. Management bases its estimates on historical experience, the current economic environment, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Concentration of Risk

The Company invests in a variety of financial instruments and, by its Board approved investment policy, limits the amount of credit exposure with any one issuer, industry or geographic area for investments other than instruments backed by the U.S. federal government.

Significant Accounting Policies

There have been no material revisions in our significant accounting policies described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify the accounting for income taxes. This standard eliminates certain exceptions to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. As an emerging growth company, ASU 2019-12 became effective for the Company beginning January 1, 2022. The adoption of this standard did not have any impact on its financial statements.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (ASU 2021-10), which requires business entities to make annual disclosures about transactions with a government they account for by analogizing to a grant or contribution accounting model. The required annual disclosures include the nature of the transaction, the entity’s related accounting policy, the financial statement line items affected and the amounts reflected in the current period financial statements, and any significant terms and conditions. ASU 2021-10 became effective for the Company beginning January 1, 2022. The adoption of this standard did not have a material impact on its financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the existing incurred loss impairment model with an expected credit loss model. This standard will require companies to recognize an allowance for credit losses on available-for-sale debt securities rather than the current approach of recording a reduction to the carrying value of the asset. As an emerging growth company, ASU 2016-13 will become effective for the Company beginning January 1, 2023. The Company is evaluating the impact of this standard on its financial statements.

3.
Fair Value Measurements

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

		March 31, 2022
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$24,970	$—	$—	$24,970
Marketable securities:
U.S. treasuries	Level 1	106,319	—	(404)	105,915
Commercial paper	Level 2	70,670	—	(196)	70,474
Government agencies bonds	Level 2	11,151	—	(31)	11,120
Total financial assets		$213,110	$—	$(631)	$212,479

		December 31, 2021
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$37,129	$—	$—	$37,129
Marketable securities:
U.S. treasuries	Level 1	$78,097	$—	$(85)	$78,012
Commercial paper	Level 2	$121,634	$—	$(50)	$121,584
Corporate bonds	Level 2	$8,979	$—	$(3)	$8,976
Government agencies bonds	Level 2	$4,602	$—	$(3)	$4,599
Total financial assets		$250,441	$—	$(141)	$250,300

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

The Company believes it is more likely than not that its marketable securities in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. As of March 31, 2022, $184.5 million of available-for-sale marketable securities had remaining maturities of less than one year. The remainder of the marketable securities of $3.0 million had remaining maturities between one and two years and was included in other noncurrent assets in the accompanying condensed balance sheet as of March 31, 2022.

The carrying amount of our remaining financial assets and liabilities, which include cash, receivables and payables, approximate their fair values due to their short-term nature.

4.
Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Construction in progress	$22,961	$32,561
Laboratory equipment	12,172	11,891
Leasehold improvements	23,603	7,241
Furniture and fixtures	821	534
Computer equipment and software	218	218
Total property and equipment	$59,775	$52,445
Less: accumulated depreciation and amortization	(10,391)	(9,425)
Total property and equipment, net	$49,384	$43,020

Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was $1.0 million and $0.7 million, respectively. Leasehold improvements as of March 31, 2022 include certain enhancements made to the Company’s leased manufacturing and office space located in Union City, California ("Union City Facility"). Construction in progress as of March 31, 2022 primarily consists of capitalized machinery and equipment that is expected to be placed in service in the Union City Facility (see Note 6).

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Accrued compensation and related expenses	$2,401	$3,667
Accrued research and development expenses	2,822	2,863
Accrued property and equipment	1,622	2,023
Other current liabilities	791	344
Accrued professional services	496	162
Total accrued expenses and other current liabilities	$8,132	$9,059

5.
License Agreements

Gladstone License Agreement

In October 2016, the Company entered into a license agreement with the J. David Gladstone Institute (Gladstone), pursuant to which Gladstone granted the Company a worldwide, royalty-bearing exclusive patent license and a non-exclusive technology license to develop and commercialize certain products for certain diseases (“Gladstone License Agreement”). Pursuant to the Gladstone License Agreement, the Company is obligated, among other things, to pay Gladstone (i) annual license maintenance fees ranging from $25,000 up to $0.1 million per year, which will be creditable against royalties paid in the following twelve month period, (ii) milestone payments up to $4.1 million for royalty-bearing products directed to a particular target, which are contingent upon achieving specific clinical and commercialization milestone events, and (iii) tiered low-single digit royalties on future net sales of each royalty-bearing product. Under the agreement, the Company is subject to diligence requirements to develop and commercialize at least one royalty-bearing product. The Company may pay $50,000 to $100,000 to extend the deadline for its diligence milestone obligations for up to four additional one-year terms. As of March 31, 2022, the Company has not recognized any milestone and royalty payments under the Gladstone License Agreement.

During the three months ended March 31, 2022 and 2021, there were no material amounts recorded related to annual license fees payable pursuant to the Gladstone License Agreement.

University of Texas Southwestern License Agreement

In January 2020, the Company entered into a license agreement with the University of Texas Southwestern (“UTSW License”), pursuant to which UTSW granted the Company a royalty-bearing exclusive and sublicensable patent license and a non-exclusive, non-sublicensable license for mutually agreed upon development activities. Under the UTSW License, the Company is obligated to pay UTSW (i) a non-refundable upfront license fee of $0.1 million, (ii) milestone payments up to a total of $14.8 million in aggregate, which are contingent upon achieving specific development and commercialization milestone events, and (iii) royalties on future net sales of each royalty-bearing product ranging in the low-single digits. As of March 31, 2022, the Company has not recognized any milestone and royalty payments under the UTSW License.

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

In February 2021, the Company entered into a lease agreement for manufacturing and office space located in Union City, California. The lease commenced in May 2021 and has a ten-year term with one five-year renewal option. Upon the execution of the lease agreement, the Company provided the landlord with a refundable security deposit of $3.3 million, which is included in other noncurrent assets on the balance sheets.

In November 2021, the Company entered into a short-term sublease agreement for additional office and laboratory space in South San Francisco, California with a lease term that expires on June 30, 2022.

For these operating leases, the Company incurred $1.2 million of lease costs for the three months ended March 31, 2022 and 2021, of which $0.2 million and $0.6 million, respectively, were related to the Company’s short-term lease, and $0.3 million and $0.4 million, respectively, were related to variable lease payments.

As of March 31, 2022, the Company's operating leases had a weighted average remaining lease term of 6.5 years and a weighted average discount rate of 9.5%. Future minimum lease payments under the Company’s operating leases as of March 31, 2022 were as follows:

Amount
(In thousands)
2022 (remaining 9 months)	$2,775
2023	3,792
2024	3,910
2025	2,445
2026	1,386
Thereafter	6,905
Total undiscounted future minimum lease payments	$21,213
Imputed interest	(5,763)
Tenant improvement receivable	(282)
Total operating lease liabilities	$15,168

Asset Retirement Obligation

Under the lease agreement for the manufacturing and office facility in Union City, the Company is contractually obligated to remove constructed leasehold improvements related to capitalized machinery and equipment (see Note 4) and to restore the leased space to its original condition upon termination of the lease agreement. As of March 31, 2022, the balance of the asset retirement obligation liability was not material.

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

Litigation and Indemnification

From time to time, the Company may become involved in litigation and other legal actions. The Company estimates the range of liability related to any pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the consolidated financial statements indicates that it is probable that a liability had been incurred at the date of the consolidated financial statements and (ii) the range of loss can be reasonably estimated. The Company was not involved in any material litigations as of March 31, 2022.

In the normal course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amounts of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with its directors and certain officers that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of March 31, 2022 and December 31, 2021, the Company did not have any material indemnification claims that were probable or reasonably possible and, consequently, has not recorded any related liabilities.

7.
Common Stock

The holders of common stock are entitled to one vote per share on all matters to be voted on by the stockholders of the Company and are entitled to dividends, if and when declared by the board of directors, subject to the prior rights of the preferred stockholders. Common stock issued and outstanding on the condensed statements of convertible preferred stock and stockholders’ equity (deficit) includes shares related to early exercised options and restricted stock that are subject to repurchase. Common stock issued and outstanding is reduced for any repurchases of early exercised stock options and restricted stock. As of March 31, 2022 and December 31, 2021, outstanding common stock included 21,799 and 28,905 shares related to early exercised stock options and restricted stock that are unvested and subject to repurchase.

Total shares of common stock reserved for issuance, on an as-if converted basis, are as follows:

	March 31, 2022	December 31, 2021
Stock options and awards issued and outstanding	4,860,612	2,772,154
Stock options and awards available for future grant	3,149,702	3,594,158
Total	8,010,314	6,366,312

8.
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

Total shares reserved and available for grant under the 2021 Plan as of March 31, 2022 are 3,149,702.

Stock Option Activity

The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise
		(in dollars)
Outstanding as of December 31, 2021	2,772,154	$7.90
Options granted	2,035,186	14.77
Options exercised	(7,652)	2.26
Options cancelled	(14,985)	17.06
Outstanding as of March 31, 2022	4,784,703	$10.80

Stock option awards granted to employees generally vest over a four-year period. The contractual term of stock option awards is generally 10 years from the grant date.

Stock Option Valuation

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended March 31,
	2022	2021
Expected term (in years)	6.0 – 6.1	6.0 – 6.1
Expected volatility	97%	183%
Risk-free interest rate	1.6% – 2.1%	0.6% – 1.0%
Expected dividend yield	—%	—%

Restricted Stock Units

The Company began granting restricted stock units ("RSUs") in the first quarter of 2022. RSUs are awards that entitle the holder to receive freely tradable shares of the Company's common stock upon the completion of a specific period of continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. RSUs are valued at the market price of the underlying common stock on the date of grant. The Company recognizes noncash compensation expense for the fair value of RSUs on a straight-line basis over the requisite service period of the awards. The following table summarizes activity of RSUs granted to employees with service-based vesting under the 2021 Plan.

	Shares	Weighted Average Grant Date Fair Value per Share
		(in dollars)
Unvested as of December 31, 2021	—	$—
Granted	76,156	$15.19
Vested	—	$—
Forfeited	(247)	$15.19
Unvested as of March 31, 2022	75,909	$15.19

2021 Employee Stock Purchase Plan

In July 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the IPO. The Company initially reserved 800,000 shares for future issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP will automatically increase on the first day of each fiscal year beginning with 2022 in an amount equal to the lesser of: 800,000 shares; 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding year; or such other amount as the board of directors may determine. As of March 31, 2022, 1,212,913 shares were reserved for future issuance under the ESPP. Under Company's ESPP, employees are generally eligible to participate and can purchase shares on each purchase date established semi-annually through payroll deductions at the lower of 85% of the fair market value of the Company's stock at the commencement of the offering period or each purchase date of the offering period. Each offering period will span 6 months. The ESPP permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation, up to an annual limit of $25,000. The first offering period commenced in January 2022. For the three months ended March 31, 2022, the stock-based compensation expense for ESPP was not material.

Stock-Based Compensation

The following table summarizes stock-based compensation recognized in the Company’s condensed statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Research and development	$996	$154
General and administrative	1,098	278
Total stock-based compensation	$2,094	$432

9.
Income Taxes

For the three months ended March 31, 2022 and 2021, the Company did not record any income tax expense. The Company has recorded a full valuation allowance against its U.S. federal and state deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized.

10.
Net Loss Per Share

Basic and diluted loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. The following potentially dilutive securities were not included in the calculation of diluted net loss per share as of the periods presented because the effect would have been anti-dilutive:

	March 31,
	2022	2021
Convertible preferred stock	—	26,102,278
Outstanding stock options and awards	4,860,612	1,727,968
Restricted stock subject to future vesting	21,799	101,592
Total	4,882,411	27,931,838

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2021, or Annual Report.

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

We are advancing a deep and diverse pipeline of disease-modifying therapies that includes both gene therapies and small molecules discovered internally and developed using our product platforms and core capabilities to target defined sub-populations of patients with rare or highly prevalent forms of heart disease. All of our programs are currently in the preclinical stage; we do not have any products approved for sale and have not generated any revenue to date.

TN-201: TN-201 is an adeno-associated virus (AAV)-based gene therapy that addresses genetic hypertrophic cardiomyopathy (HCM) caused by Myosin Binding Protein C3 (MYBPC3) gene mutations. These mutations can cause the heart walls of affected individuals to become significantly thickened, leading to fibrosis, abnormal heart rhythms, cardiac dysfunction, heart failure, and sudden cardiac death in some adults and children. TN-201 is designed to deliver a fully functional MYBPC3 gene driven by our proprietary heart-specific promoter to restore normal levels of MYBPC3 protein. We plan to submit an Investigational New Drug (IND) application for TN-201 to the U.S. Food and Drug Administration (FDA) in the second half of 2022 and focus on initial clinical development in adult MYBPC3 gene mutation carriers with symptomatic non-obstructive HCM. TN-201 has been granted orphan drug designation by both the FDA and the European Commission for the potential treatment of HCM due to mutations in the MYBPC3 gene.

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

TN-301: TN-301 is a highly specific small molecule inhibitor of histone deacetylase 6 (HDAC6i). It has potentially broad utility in both heart failure with preserved ejection fraction (HFpEF) as well as genetic dilated cardiomyopathy. HFpEF is one of the greatest areas of unmet need in heart disease, and is characterized by systemic inflammation, left ventricular hypertrophy, fibrosis, and diastolic dysfunction resulting in high morbidity and mortality in affected individuals. We continue to progress with our IND-enabling studies for TN-301 and expect to submit an IND to the FDA for TN-301 in the second half of 2022.

TN-401: TN-401 uses an AAV-based gene therapy to address genetic arrhythmogenic right ventricular cardiomyopathy (ARVC) caused by plakophilin 2 (PKP2) gene mutations. ARVC is characterized by enlargement of the right ventricle in affected individuals, replacement of heart muscle with fibrotic tissue and fatty deposits, and severely abnormal heart rhythms (arrhythmia) that can make it difficult for the heart to function properly and result in sudden cardiac death in some adults and children. We have scaled up production of TN-401 to 200L and are initiating IND-enabling studies. We intend to support establishment of a global natural history study in 2022 and expect to submit an IND in 2023.

Other: Our earlier-stage discovery programs include an AAV-based gene therapy designed to express the Dwarf Open Reading Frame (DWORF) gene in the heart, has potentially broad utility in dilated cardiomyopathy and heart failure with reduced ejection fraction (HFrEF) and is currently at the candidate selection stage. Another program is an AAV-approach based on science from our founders that involves converting (or reprogramming) cells to replace cardiomyocytes lost due to heart damage, such as myocardial infarction. This program is currently at the candidate selection stage. In addition, we have numerous emerging programs being explored to address other forms of heart failure.

Manufacturing: We have invested in significant gene therapy enabling capabilities, most notably with the leasing and build out of a current good manufacturing practices (cGMP) facility in the San Francisco Bay Area to support the production of our AAV-based programs. Located in Union City, California near our research labs, our facility is intended to enable scale-up of production to support first-in-human studies. We expect this facility will be operational in the first half of 2022. This facility will initially support the production of drug product at multiple scales for clinical studies for all AAV-based programs, including TN-201 and TN-401. We have also initiated cGMP to support the production of TN-301 at a contract development and manufacturing organization (CDMO).

COVID-19

The global COVID-19 pandemic continues to evolve, including the continued emergence of variants. Potential impacts to our business include disruptions or restrictions on our employees’ ability to effectively conduct research and development activities and the establishment of our internal manufacturing operations. In addition, some of our suppliers of certain laboratory materials, or service providers used in the performance of our research activities, are located in areas significantly impacted by COVID-19, which could limit our ability to achieve planned progress. COVID-19 could continue to adversely affect the economies and financial markets, resulting in a prolonged economic downturn or a period of high inflation rates, which the United States economy has recently experienced, that could affect our ability to raise future funding. To date, we have experienced modest delays in the progress of our research and development activities, primarily due to extended lead times at certain suppliers and temporary and partial shutdowns at certain academic institutions as a result of statewide stay-at-home orders. However, these stay-at-home orders have largely terminated, and operations have since resumed. We continue to monitor and assess the effects of the COVID-19 pandemic on our business, but the ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. For additional details, see “Risk Factors.”

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,		$	%
	2022	2021	Change	Change
	(In thousands)
Operating expenses:
Research and development	$24,155	$9,590	$14,565	152%
General and administrative	6,999	3,515	3,484	99%
Total operating expenses	31,154	13,105	18,049	138%
Loss from operations	(31,154)	(13,105)	(18,049)	138%
Other income (expense), net:
Interest income	99	9	90	1,000%
Other income (expense), net	(1)	(2)	1	50%
Total other income (expense), net	98	7	91	1,300%
Net loss	$(31,056)	$(13,098)	$(17,958)	137%

Research and Development Expenses

Research and development activities account for a significant portion of our operating expenses. Research and development expenses relate primarily to discovery and development of our platforms, programs and product candidates, and are recognized as incurred. Internal research and development costs include, among others, employee-related costs (including salaries, benefits and stock-based compensation for employees engaged in research and development functions), laboratory supplies and other non-capital equipment utilized for in-house research, allocated overhead costs. External research and development expenses include, among others, amounts incurred to clinical research organizations (CROs) that conduct research and development activities on our behalf, consulting fees and amounts owed under licensing agreements. We do not allocate our costs by platform, program or product candidate, as a significant amount of research and development expenses include internal costs, which are deployed across multiple platforms, programs, product candidates and activities.

Amounts recorded for external goods or services incurred for research and development activities that have not yet been invoiced often represent estimates. We record estimates for amounts due but not yet invoiced generally based on input from external service providers.

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended March 31,		$	%
	2022	2021	Change	Change
	(In thousands)
Facility and laboratory costs	$8,582	$4,096	$4,486	110%
Personnel-related costs	7,404	3,337	4,067	122%
Outside services	7,774	2,043	5,731	281%
Other research and development expenses	395	114	281	246%
Total research and development expenses	$24,155	$9,590	$14,565	152%

Research and development expenses were $24.2 million and $9.6 million for the three months ended March 31, 2022 and 2021, respectively. The year-over-year increase of $14.6 million, or 152%, was primarily due to:

•
an increase of $5.7 million in outside services, including amounts paid to CROs for research and development activities, consulting fees, preclinical studies and other external research expenses;
•
an increase of $4.5 million in facility and laboratory costs, including laboratory supplies and materials and other allocated costs; and

•
an increase of $4.1 million in employee-related costs, including stock-based compensation, primarily due to growth in the number of our research and development employees.

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

General and Administrative

General and administrative expenses consist of personnel-related costs (including salaries, benefits and stock-based compensation for our employees in finance, human resources, information technology and other administrative functions), legal fees, professional fees incurred for accounting, audit and tax services, information technology and facility costs not otherwise included in research and development expenses. Legal fees primarily include those related to corporate and intellectual property related matters.

We expect that our general and administrative expenses will increase for the foreseeable future to support our continued research and development activities, general operations, future business development opportunities and professional fees. In addition, we will continue to incur legal, accounting, insurance and other expenses in operating our business as a public company, including costs associated with regulatory and compliance activities.

General and administrative expenses were $7.0 million and $3.5 million for the three months ended March 31, 2022 and 2021, respectively. The change of $3.5 million, or 99%, was primarily due to a $2.1 million increase in employee-related expenses, including stock-based compensation, a $0.5 million increase in professional service expenses, and a $0.4 million increase in insurance costs.

Interest Income

Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances.

Other Income (Expense), Net

Other income (expense), net primarily consists of gain and loss on disposal of assets and foreign exchange.

Net Loss

Net loss for the three months ended March 31, 2022, was $31.1 million, compared to a net loss of $13.1 million for the three months ended March 31, 2021.

Since our inception in August 2016, we have incurred net losses each year and we expect to continue to incur significant and increasing losses for the foreseeable future as we continue to advance our platforms, programs and product candidates, and operate as a public company. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of March 31, 2022, we had an accumulated deficit of $186.6 million and cash, cash equivalents and investments in marketable securities of $213.5 million. Our net losses resulted primarily from our research and development programs, and, to a lesser extent, general and administrative costs associated with our operations. Historically, we have funded our operations primarily from the sale and issuance of our equity securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and we have incurred significant net losses and negative cash flows from operations. From our inception through March 31, 2022, we have funded our operations primarily from the sale and issuance of our equity securities. As of March 31, 2022, we had cash, cash equivalents and investments in marketable securities of $213.5 million and an accumulated deficit of $186.6 million.

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

•
complete build-out of our manufacturing facilities and establish our manufacturing capabilities, including developing our contract development and manufacturing relationships;
•
acquire and license technologies aligned with our Gene Therapy, Cellular Regeneration and Precision Medicine platforms;
•
seek regulatory approval of our product candidates that successfully complete clinical trials;
•
expand our operational, financial, and information systems and increase personnel, including personnel to support our preclinical and clinical development, manufacturing, system infrastructure, regulatory compliance and future commercialization efforts;
•
continue to develop, grow, perfect, enforce and defend our intellectual property portfolio; and
•
continue to incur legal, accounting, insurance and other expenses in operating our business as a public company, including costs associated with regulatory and compliance activities.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(28,756)	$(15,789)
Investing activities	16,434	(4,323)
Financing activities	15	20,015
Net change in cash, cash equivalents and restricted cash	$(12,307)	$(97)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $28.8 million, which consisted primarily of a net loss of $31.1 million and a net change in net operating assets and liabilities of $1.2 million, partially offset by $3.5 million in non-cash charges. The change in net operating assets and liabilities was primarily due to a decrease in accounts payable of $1.8 million. Cash flows from operations are generally impacted by the timing of payments to vendors and vendor payment terms. The non-cash charges primarily consisted of stock-based compensation of $2.1 million and depreciation and amortization of $1.0 million.

Net cash used in operating activities for the three months ended March 31, 2021 was $15.8 million, which consisted primarily of a net loss of $13.1 million and a net change in net operating assets and liabilities of $4.0 million, partially offset by $1.3 million in non-cash charges. The change in net operating assets and liabilities was primarily due to an increase in other noncurrent assets of $3.3 million related to a security deposit for a lease entered into in February 2021. The non-cash charges primarily consisted of depreciation and amortization of $0.7 million and stock-based compensation of $0.4 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2022 was $16.4 million, which consisted of proceeds from maturities of marketable securities of $68.2 million, partially offset by purchases of marketable securities of $43.2 million and purchases of property and equipment of $8.6 million primarily related to our manufacturing and office space located in
Union City, California.

Net cash used in investing activities for the three months ended March 31, 2021 was $4.3 million, for purchases of marketable securities.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 consisted of proceeds from the exercise of stock options.

Net cash provided by financing activities for the three months ended March 31, 2021 was $20.0 million, which consisted primarily of net proceeds received from the sale and issuance of 1.6 million shares of our Series C convertible preferred stock.

Contractual Obligations and Other Commitments

As of March 31, 2022, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception, have not generated any product revenue to date and have financed our operations principally through issuances of our common stock (including in our IPO) and, up until the date of our IPO in July 2021, through private placements of our convertible preferred stock. Our net loss was $31.1 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $186.6 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We are still in the early stages of development of our product candidates and have not yet initiated or completed any clinical trials. Our product candidates will require substantial additional development time and resources before we will be able to apply for regulatory approvals and, if approved, begin generating revenue from product sales. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of March 31, 2022, we had $213.5 million in cash, cash equivalents and investments in marketable securities. We expect our current cash, cash equivalents and investments in marketable securities will be sufficient to fund our current operating plan for operations through at least the next twelve months from the date of this Annual Report on Form 10-K. Our estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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
•
increased competition for CROs, CDMOs, suppliers and vendors; and
•
delays in collecting, receiving and analyzing data from patients enrolled in our clinical trials due to limited staff at potential clinical trial sites, limitation or suspension of on-site visits by patients, or patients’ reluctance to visit the clinical trial sites during the pandemic.

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

The demand for COVID-19 vaccines and related treatment options, and the potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, have made it more difficult to obtain materials and manufacturing slots for our product candidates needed for our preclinical studies and clinical trials, which could lead to delays in these studies and trials.

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

If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or intellectual property, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (Code), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post- change taxable income may be limited. Similar rules may apply under state tax laws. We have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. Our ability to utilize our remaining NOLs and certain other tax attributes could be further limited by a future “ownership change” as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations

We are or may become subject to income and non-income taxes in the United States under federal, state and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, on January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect that eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years. The Company is currently evaluating the potential impact. In addition, the current Biden Administration has proposed numerous changes to U.S. federal income tax law, including an increase to the U.S. corporate income tax rate and modifications of the provisions addressing taxation of international business operations. Such changes, if enacted, may adversely affect our effective tax rates, cash flows and general business condition.

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

Outside of the United States, legal requirements relating to the collection, storage, processing and transfer of personal data continue to evolve. For example, the collection and use of health data and other personal data is governed in the European Union by the General Data Protection Regulation (GDPR), which extends the geographical scope of EU data protection law to entities and operations outside of the European Union under certain conditions and imposes substantial obligations upon companies and new rights for individuals, and by certain EU member state-level legislation. For example, the GDPR requires data controllers to implement stringent operational requirements for processors and controllers of personal data, including transparent and expanded disclosure to data subjects about how their personal data is to be used, limitations on retention of information, mandatory data breach notification requirements, and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Failure to comply with the GDPR may result in fines up to €20,000,000 or 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we may process, and we may be required to implement additional measures in an effort to comply with the GDPR and with other laws, rules, regulations and standards in the European Union, including those of EU member states, relating to privacy and data protection. This may be onerous and if our efforts to comply with GDPR or other applicable EU laws, rules, regulations and standards are not successful, or are perceived to be unsuccessful, it could adversely affect our business. Further, in July 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-U.S. Privacy Shield, which had enabled the transfer of personal data from the European Union to the United States for companies that had self-certified to the Privacy Shield. The CJEU decision also raised questions about the continued validity of one of the primary alternatives to the EU-U.S. Privacy Shield, namely the European Commission’s Standard Contractual Clauses (SCCs), and EU regulators have issued additional guidance regarding considerations and requirements that we and other companies must consider and undertake when using the SCCs. Although the European Commission has presented a new set of SCCs in June 2021, which are required to be implemented, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the SCCs and it remains to be seen whether additional means for lawful data transfers will become available. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-U.S. Privacy Shield in light of the CJEU’s decision. To the extent that we were to rely on the EU-U.S. or Swiss-U.S. Privacy Shield programs, we will not be able to do so in the future, and the CJEU’s decision and other regulatory guidance or developments may impose additional obligations with respect to the transfer of personal data from the European Economic Area and Switzerland to the United States, all of which could restrict our activities in those jurisdictions, limit our ability to provide our products and services in those jurisdictions, require us to modify our policies and practices, and to engage in additional contractual negotiations, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the European Economic Area and Switzerland to the United States.

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

As of March 31, 2022, we had more than 125 full-time employees. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As of March 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 75% of our common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

Registration of these shares under the Securities Act of 1933, as amended (Securities Act), would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. If these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Sales of Unregistered Securities

None.

(b)
Use of Proceeds from Public Offering of Common Stock

Not applicable.

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

Tenaya Therapeutics, Inc.

Date: May 11, 2022	By:	/s/ Faraz Ali, M.B.A.
Faraz Ali, M.B.A.
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Leone D. Patterson, M.B.A.
Leone D. Patterson, M.B.A.
Chief Financial and Business Officer (Principal Financial and Accounting Officer)