Form 10-Q
period 2022-06-30
Tenaya Therapeutics, Inc.
filed 2022-08-10
CIK 1858848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

(650) 825-6990

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

As of August 3, 2022, the registrant had 41,364,653 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the timing, scope and likelihood of regulatory filings and approvals, including timing of investigational new drugs (INDs), clinical trial applications (CTAs), Food and Drug Administration (FDA) approvals, and final regulatory approval of our current product candidates and any other future product candidates;
•
our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
•
our manufacturing, commercialization, and marketing capabilities and strategy;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TENAYA THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands)

	June 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$31,010	$38,129
Investments in marketable securities	149,906	213,171
Prepaid expenses and other current assets	4,777	4,058
Total current assets	185,693	255,358
Property and equipment, net	53,013	43,020
Operating lease right-of-use assets	13,114	11,685
Restricted cash, noncurrent	399	547
Other noncurrent assets	3,710	3,579
Total assets	$255,929	$314,189
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,347	$10,721
Accrued and other current liabilities	9,498	9,059
Operating lease liabilities, current	3,896	1,994
Total current liabilities	18,741	21,774
Operating lease liabilities, noncurrent	13,104	13,707
Other noncurrent liabilities	217	182
Total liabilities	32,062	35,663
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	439,588	434,196
Accumulated other comprehensive loss	(739)	(141)
Accumulated deficit	(214,986)	(155,533)
Total stockholders’ equity	223,867	278,526
Total liabilities and stockholders’ equity	$255,929	$314,189

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$20,876	$10,906	$45,031	$20,496
General and administrative	7,743	4,331	14,742	7,846
Total operating expenses	28,619	15,237	59,773	28,342
Loss from operations	(28,619)	(15,237)	(59,773)	(28,342)
Other income (expense), net:
Interest income	222	9	321	18
Other income (expense), net	—	18	(1)	16
Total other income (expense), net	222	27	320	34
Net loss before income tax expense	(28,397)	(15,210)	(59,453)	(28,308)
Income tax expense	—	—	—	—
Net loss	(28,397)	(15,210)	(59,453)	(28,308)
Other comprehensive loss:
Unrealized loss on marketable securities	(108)	—	(598)	—
Comprehensive loss	$(28,505)	$(15,210)	$(60,051)	$(28,308)
Net loss per share, basic and diluted	$(0.69)	$(13.26)	$(1.44)	$(25.21)
Weighted-average shares used in computing net loss per share, basic and diluted	41,302,157	1,147,471	41,285,168	1,122,775

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance as of January 1, 2022	41,291,374	$4	$434,196	$(141)	$(155,533)	$278,526
Issuance of common stock upon exercise of stock options	7,652	—	17	—	—	17
Vesting of early exercised stock options	—	—	6	—	—	6
Stock-based compensation	—	—	2,094	—	—	2,094
Other comprehensive loss	—	—	—	(490)	—	(490)
Net loss	—	—	—	—	(31,056)	(31,056)
Balance as of March 31, 2022	41,299,026	$4	$436,313	$(631)	$(186,589)	$249,097
Issuance of common stock upon exercise of stock options	13,186	—	28	—	—	28
Issuance of common stock pursuant to employee stock purchase plan	51,608	—	230	—	—	230
Vesting of early exercised stock options	—	—	5	—	—	5
Stock-based compensation	—	—	3,012	—	—	3,012
Other comprehensive loss	—	—	—	(108)	—	(108)
Net loss	—	—	—	—	(28,397)	(28,397)
Balance as of June 30, 2022	41,363,820	$4	$439,588	$(739)	$(214,986)	$223,867

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Notes Receivable from	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stockholders	Deficit	(Deficit)
Balance as of January 1, 2021	24,493,528	$220,754	1,210,306	$—	$1,584	$(87)	$(82,812)	$(81,315)
Issuance of Series C convertible preferred stock, net of issuance costs of $20	1,608,750	19,981	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	12,508	—	29	—	—	29
Repurchase of common stock related to early exercise of options	—	—	(365)	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	9	—	—	9
Stock-based compensation	—	—	—	—	432	—	—	432
Net loss	—	—	—	—	—	—	(13,098)	(13,098)
Balance as of March 31, 2021	26,102,278	$240,735	1,222,449	$—	$2,054	$(87)	$(95,910)	$(93,943)
Issuance of common stock upon exercise of stock options	—	—	12,173	—	31	—	—	31
Repurchase of common stock related to early exercise of options	—	—	(11,980)	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	9	—	—	9
Notes receivable from stockholders	—	—	—	—	—	75	—	75
Stock-based compensation	—	—	—	—	502	—	—	502
Net loss	—	—	—	—	—	—	(15,210)	(15,210)
Balance as of June 30, 2021	26,102,278	$240,735	1,222,642	$—	$2,596	$(12)	$(111,120)	$(108,536)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(59,453)	$(28,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,263	1,424
Amortization of premium on marketable securities	253	—
Stock-based compensation	5,106	934
Loss on write-offs of property and equipment	28	—
Non-cash operating lease expense	795	434
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(438)	93
Other noncurrent assets	(132)	(2,954)
Accounts payable	(2,120)	1,363
Accrued and other current liabilities	711	(33)
Operating lease liabilities	(1,206)	(745)
Other noncurrent liabilities	7	(16)
Net cash used in operating activities	(54,186)	(27,808)
Cash flows from investing activities:
Purchases of property and equipment	(15,771)	(7,559)
Purchases of marketable securities	(65,135)	—
Proceeds from maturities of marketable securities	127,550	—
Net cash provided by (used in) investing activities	46,644	(7,559)
Cash flows from financing activities:
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	19,981
Proceeds from exercise of stock options and employee stock purchase plan	275	60
Repurchase of common stock	—	(10)
Proceeds from repayments on notes receivable from stockholders	—	75
Payment of deferred offering costs	—	(1,389)
Net cash provided by financing activities	275	18,717
Net change in cash, cash equivalents and restricted cash	(7,267)	(16,650)
Cash and cash equivalents and restricted cash at beginning of period	38,676	129,083
Cash and cash equivalents and restricted cash at end of period	$31,409	$112,433
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$31,010	$111,886
Restricted cash, noncurrent	399	547
Cash, cash equivalents and restricted cash	$31,409	$112,433
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs related to initial public offering included in accounts payable and accrued and other current liabilities	$—	$1,094
Property and equipment included in accounts payable and accrued and other current liabilities	$3,060	$1,954

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

1.
Organization and Description of the Business

Description of the Business

Tenaya Therapeutics, Inc. (Company) was incorporated in the state of Delaware in August 2016 and is headquartered in South San Francisco, California. The Company is a preclinical stage biotechnology company focused on discovering, developing and delivering curative therapies that address the underlying drivers of heart disease. The Company is advancing product candidates from three distinct but interrelated product platforms: gene therapy, cellular regeneration and precision medicine.

Liquidity

The Company has incurred net losses since inception and expects such losses to continue in the future as it conducts research and development activities. As of June 30, 2022, the Company had an accumulated deficit of $215.0 million. The Company incurred a net loss of $59.5 million and $28.3 million during the six months ended June 30, 2022 and 2021, respectively. The Company had $180.9 million of cash, cash equivalents and investments in marketable securities as of June 30, 2022.

Management recognizes the need to raise additional capital to fully implement its business plan. The Company may seek to raise capital through equity financings, debt financings, license agreements, collaborative agreements or other sources of financing. Management believes that its existing cash, cash equivalents and investments in marketable securities as of June 30, 2022 will be sufficient to fund the Company’s operations for at least the next twelve months following the date these condensed financial statements are filed with the Securities and Exchange Commission (SEC).

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

The interim condensed balance sheet as of June 30, 2022, the interim condensed statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for the six months ended June 30, 2022 and 2021 are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The condensed results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2021, included in Company's Annual Report on Form 10-K, filed with the SEC on March 23, 2022.

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

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify the accounting for income taxes. This standard eliminates certain exceptions to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. As an emerging growth company, ASU 2019-12 became effective for the Company beginning January 1, 2022. The adoption of this standard did not have any impact on its financial statements.

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

		June 30, 2022
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$26,265	$—	$—	$26,265
Commercial paper	Level 2	3,746	—	(1)	3,745
Marketable securities:
U.S. treasuries	Level 1	88,636	6	(549)	88,093
Commercial paper	Level 2	55,473	4	(141)	55,336
Government agencies bonds	Level 2	6,535	—	(58)	6,477
Total financial assets		$180,655	$10	$(749)	$179,916

		December 31, 2021
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$37,129	$—	$—	$37,129
Marketable securities:
U.S. treasuries	Level 1	78,097	—	(85)	78,012
Commercial paper	Level 2	121,634	—	(50)	121,584
Corporate bonds	Level 2	8,979	—	(3)	8,976
Government agencies bonds	Level 2	4,602	—	(3)	4,599
Total financial assets		$250,441	$—	$(141)	$250,300

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

The Company believes it is more likely than not that its marketable securities in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. As of June 30, 2022, all available-for-sale marketable securities had remaining maturities of less than one year.

The carrying amount of our remaining financial assets and liabilities, which include cash, receivables and payables, approximate their fair values due to their short-term nature.

4.
Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Leasehold improvements	$23,605	$7,241
Laboratory equipment	19,204	11,891
Manufacturing equipment	17,468	—
Construction in progress	2,426	32,561
Computer equipment and software	964	218
Furniture and fixtures	835	534
Total property and equipment	$64,502	$52,445
Less: accumulated depreciation and amortization	(11,489)	(9,425)
Total property and equipment, net	$53,013	$43,020

Depreciation and amortization expense for the three months ended June 30, 2022 and 2021 was $1.3 million and $0.7 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2022 and 2021 was $2.3 million and $1.4 million, respectively. Leasehold improvements as of June 30, 2022 include certain enhancements made to the Company’s leased manufacturing and office space located in Union City, California (Union City Facility). During the second quarter of 2022, the Company completed the build out and operational launch of its Union City Facility. As a result, the Company reclassified the related capitalized machinery and equipment from construction in progress to manufacturing and laboratory equipment.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Accrued compensation and related expenses	$3,486	$3,667
Accrued property and equipment	2,600	2,863
Accrued research and development expenses	2,301	2,023
Other current liabilities	588	162
Accrued professional services	523	344
Total accrued and other current liabilities	$9,498	$9,059

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include a receivable of approximately $2 million relating to the employee retention credit (ERC) under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The ERC is a refundable tax credit, which was provided to encourage businesses to keep employees on the payroll during the COVID-19 pandemic. During the second quarter of 2022, the Company filed a claim for the ERC and recorded the receivable with the offsetting benefit included in operating expenses.

5.
License Agreements

Gladstone License Agreement

In October 2016, the Company entered into a license agreement with the J. David Gladstone Institute (Gladstone), pursuant to which Gladstone granted the Company a worldwide, royalty-bearing exclusive patent license and a non-exclusive technology license to develop and commercialize certain products for certain diseases (Gladstone License Agreement). Pursuant to the Gladstone License Agreement, the Company is obligated, among other things, to pay Gladstone (i) annual license maintenance fees ranging from $25,000 up to $100,000 per year, which will be creditable against royalties paid in the following twelve month period, (ii) milestone payments up to $4.1 million for royalty-bearing products directed to a particular target, which are contingent upon achieving specific clinical and commercialization milestone events, and (iii) tiered low-single digit royalties on future net sales of each royalty-bearing product. Under the agreement, the Company is subject to diligence requirements to develop and commercialize at least one royalty-bearing product. The Company may pay $50,000 to $100,000 to extend the deadline for its diligence milestone obligations for up to four additional one-year terms. As of June 30, 2022, the Company has not recognized any milestone and royalty payments under the Gladstone License Agreement.

During the six months ended June 30, 2022 and 2021, there were no material amounts recorded related to annual license fees payable pursuant to the Gladstone License Agreement.

University of Texas Southwestern License Agreement

In January 2020, the Company entered into a license agreement with the University of Texas Southwestern (UTSW License), pursuant to which UTSW granted the Company a royalty-bearing exclusive and sublicensable patent license and a non-exclusive, non-sublicensable license for mutually agreed upon development activities. Under the UTSW License, the Company is obligated to pay UTSW (i) a non-refundable upfront license fee of $0.1 million, (ii) milestone payments up to a total of $14.8 million in aggregate, which are contingent upon achieving specific development and commercialization milestone events, and (iii) royalties on future net sales of each royalty-bearing product ranging in the low-single digits. As of June 30, 2022, the Company has not recognized any milestone and royalty payments under the UTSW License.

Other License Agreements

In addition to the agreements described above, the Company also previously entered into other license agreements with various institutions and business entities, none of which are material individually or in the aggregate.

6.
Commitments and Contingencies

Facility Leases

In December 2016, the Company entered into a lease agreement for office and laboratory space in South San Francisco, California. The lease expires in May 2025 and the Company may renew the lease term for two additional five-year periods.

In February 2021, the Company entered into a lease agreement for the Union City Facility. The lease commenced in May 2021 and has a ten-year term with one five-year renewal option. Upon the execution of the lease agreement, the Company provided the landlord with a refundable security deposit of $3.3 million, which was included in other noncurrent assets on the balance sheets.

In November 2021, the Company entered into a short-term sublease agreement for additional office and laboratory space in South San Francisco, California with a lease term that was initially set to expire on June 30, 2022. In May 2022, the Company entered into an amendment to extend the term for the existing sublease premises through December 31, 2022. The amendment also included an additional sublease term whereby the Company subleases additional office and laboratory space on the same floor through November 30, 2023.

Information related to operating lease activity during the three and six months ended June 30, 2022 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Operating lease cost	$832	$591	$1,534	$960
Variable lease cost	353	$269	591	$490
Short-term lease cost	240	585	465	1,170
Total lease cost	$1,425	$1,445	$2,590	$2,620

Operating lease-right-of-use assets obtained in exchange for lease obligations			$2,224	$8,558
Cash paid for leases included in operating cash outflows			$2,720	$2,830
Cash paid for amounts included in the measurement of lease liabilities			$1,663	$1,170

As of June 30, 2022, the Company's operating leases had a weighted average remaining lease term of 5.7 years and a weighted average discount rate of 9.2%. Future minimum lease payments under the Company’s operating leases as of June 30, 2022 were as follows:

Amount
(In thousands)
2022 (remaining 6 months)	$2,630
2023	5,223
2024	3,910
2025	2,445
2026	1,386
Thereafter	6,905
Total undiscounted future minimum lease payments	$22,499
Imputed interest	(5,499)
Total operating lease liabilities	$17,000

Asset Retirement Obligation

Under the lease agreement for the manufacturing and office facility in Union City, the Company is contractually obligated to remove constructed leasehold improvements related to capitalized machinery and equipment (see Note 4) and to restore the leased space to its original condition upon termination of the lease agreement. As of June 30, 2022, the balance of the asset retirement obligation liability was not material.

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

Litigation and Indemnification

From time to time, the Company may become involved in litigation and other legal actions. The Company estimates the range of liability related to any pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the consolidated financial statements indicates that it is probable that a liability had been incurred at the date of the consolidated financial statements and (ii) the range of loss can be reasonably estimated. The Company was not involved in any material litigations as of June 30, 2022.

In the normal course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amounts of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with its directors and certain officers that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of June 30, 2022 and December 31, 2021, the Company did not have any material indemnification claims that were probable or reasonably possible and, consequently, has not recorded any related liabilities.

7.
Stock-Based Compensation

2021 Equity Incentive Plan

In July 2021, the Company adopted the 2021 Equity Incentive Plan (2021 Plan), which became effective in connection with the initial public offering (IPO). Under the 2021 Plan, 4,000,000 shares of the Company's common stock were initially reserved for issuance of equity awards to employees, directors, and consultants, under terms and provisions established by the Board of Directors. The number of shares of common stock available for issuance under the 2021 Plan automatically increases on the first day of January for a period of ten years, commencing on January 1, 2022, in an amount equal to the lesser of: 4,000,000 shares; 4% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding year; or such other amount as the Company’s Board of Directors may determine. In addition, the Company’s 2016 Equity Incentive Plan (2016 Plan) was terminated in connection with the IPO. Shares subject to awards granted under the 2016 Plan that are repurchased by or forfeited to the Company will be reserved for issuance under the 2021 Plan.

Total shares reserved and available for grant under the 2021 Plan as of June 30, 2022 are 2,762,859.

Stock Option Activity

The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise
		(in dollars)
Outstanding as of December 31, 2021	2,772,154	$7.90
Options granted	2,448,802	$13.25
Options exercised	(20,838)	$2.15
Options cancelled	(38,408)	$11.82
Outstanding as of June 30, 2022	5,161,710	$10.43

Stock option awards granted to employees generally vest over a four-year period. The contractual term of stock option awards is generally 10 years from the grant date.

Stock Option Valuation

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected term (in years)	5.5 – 6.1	5.0 – 6.1	5.5 – 6.1	5.0 – 6.1
Expected volatility	96% – 97%	103%	96% – 97%	100% – 103%
Risk-free interest rate	2.8% – 3.4%	0.8% – 1.0%	1.6% – 3.4%	0.6% – 1.0%
Expected dividend yield	—%	—%	—%	—%

Restricted Stock Units

The Company began granting restricted stock units (RSUs) in the first quarter of 2022. RSUs are awards that entitle the holder to receive freely tradable shares of the Company's common stock upon the completion of a specific period of continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. RSUs are valued at the market price of the underlying common stock on the date of grant. The Company recognizes noncash compensation expense for the fair value of RSUs on a straight-line basis over the requisite service period of the awards. The following table summarizes activity of RSUs granted to employees with service-based vesting under the 2021 Plan.

	Shares	Weighted Average Grant Date Fair Value per Share
		(in dollars)
Unvested as of December 31, 2021	—	$—
Granted	76,156	$15.19
Vested	—	$—
Forfeited	(3,597)	$15.19
Unvested as of June 30, 2022	72,559	$15.19

2021 Employee Stock Purchase Plan

In July 2021, the Company adopted the 2021 Employee Stock Purchase Plan (ESPP), which became effective in connection with the IPO. The Company initially reserved 800,000 shares for future issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP automatically increases on the first day of each fiscal year beginning with 2022 in an amount equal to the lesser of: 800,000 shares; 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding year; or such other amount as the board of directors may determine. As of June 30, 2022, 1,161,305 shares were reserved for future issuance under the ESPP. Under Company's ESPP, employees are generally eligible to participate and can purchase shares on each purchase date established semi-annually through payroll deductions at the lower of 85% of the fair market value of the Company's stock at the commencement of the offering period or each purchase date of the offering period. Each offering period spans 6 months. The ESPP permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation, up to an annual limit of $25,000. The first offering period commenced in January 2022. For the six months ended June 30, 2022, the stock-based compensation expense for ESPP was not material.

Stock-Based Compensation

The following table summarizes stock-based compensation recognized in the Company’s condensed statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Research and development	$1,437	$174	$2,433	$328
General and administrative	1,575	328	2,673	606
Total stock-based compensation	$3,012	$502	$5,106	$934

8.
Income Taxes

For the six months ended June 30, 2022 and 2021, the Company did not record any income tax expense. The Company has recorded a full valuation allowance against its U.S. federal and state deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized.

9.
Net Loss Per Share

Basic and diluted loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. The following potentially dilutive securities were not included in the calculation of diluted net loss per share as of the periods presented because the effect would have been anti-dilutive:

	June 30,
	2022	2021
Convertible preferred stock	—	26,102,278
Outstanding stock options and awards	5,234,269	2,100,130
Restricted stock subject to future vesting	14,693	55,902
Total	5,248,962	28,258,310

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

The most advanced product candidate from our Gene Therapy Platform is TN-201. TN-201 is an adeno-associated virus (AAV)-based gene therapy that addresses genetic hypertrophic cardiomyopathy (HCM) caused by Myosin Binding Protein C3 (MYBPC3) gene mutations. These mutations can cause the heart walls of affected individuals to become significantly thickened, leading to fibrosis, abnormal heart rhythms, cardiac dysfunction, heart failure, and sudden cardiac death in some adults and children. TN-201 is designed to deliver a fully functional MYBPC3 gene driven by our proprietary heart-specific promoter to restore normal levels of MYBPC3 protein. We remain on track with our Investigational New Drug (IND) submission plans for TN-201 in the second half of 2022 and plan to focus on initial clinical development in adult MYBPC3 gene mutation carriers with symptomatic non-obstructive HCM. TN-201 has been granted orphan drug designation by both the U.S. Food and Drug Administration (FDA) and the European Commission for the potential treatment of HCM due to mutations in the MYBPC3 gene.

In 2021, we initiated a global natural history study to improve our understanding of disease progression and unmet need in individuals carrying mutations in the MYBPC3 gene, with an initial focus on pediatric patients under the age of 18. We continue site activation and patient enrollment in the global natural history study to support the future clinical evaluation of TN-201 in pediatric patients after early safety has been established in adults. The natural history study complements existing disease registries focused primarily on adult patient HCM populations and may support and expedite the development of TN-201 in the pediatric patient population.

TN-301, the most advanced product candidate from our Precision Medicine platform, is a highly specific small molecule inhibitor of histone deacetylase 6 (HDAC6i). It has potentially broad utility in both heart failure with preserved ejection fraction (HFpEF) as well as genetic dilated cardiomyopathy. HFpEF is one of the greatest areas of unmet need in heart disease, and is characterized by systemic inflammation, left ventricular hypertrophy, fibrosis, and diastolic dysfunction resulting in high morbidity and mortality in affected individuals. We remain on track with our IND submission plans for TN-301 in the second half of 2022.

TN-401, another product candidate from our Gene Therapy Platform, uses an AAV-based gene therapy to address genetic arrhythmogenic right ventricular cardiomyopathy (ARVC) caused by plakophilin 2 (PKP2) gene mutations. ARVC is characterized by enlargement of the right ventricle in affected individuals, replacement of heart muscle with fibrotic tissue and fatty deposits, and severely abnormal heart rhythms (arrhythmia) that can make it difficult for the heart to function properly and result in sudden cardiac death in some adults and children. We have scaled up production of TN-401 to 200L and are initiating IND-enabling studies. We also intend to support establishment of a global natural history study in 2022 and expect to submit an IND for TN-401 in 2023.

Our earlier-stage discovery programs include an AAV-based gene therapy designed to express the Dwarf Open Reading Frame (DWORF) gene in the heart, which has potentially broad utility in dilated cardiomyopathy and heart failure with reduced ejection fraction (HFrEF) and is currently at the candidate selection stage. Another program is an AAV-approach based on science from our founders that involves converting (or reprogramming) cells to replace cardiomyocytes lost due to heart damage, such as myocardial infarction. This program is currently at the candidate selection stage. In addition, we have numerous emerging programs being explored to address other forms of heart failure.

We have invested in significant gene therapy enabling capabilities, most notably with the build out and operational launch of our Genetic Medicines Manufacturing Center to support the production of our AAV-based programs. In June 2022, this facility obtained a drug manufacturing license from the State of California, Department of Public Health, to enable current Good Manufacturing Practice (cGMP) production of drug product. Located in Union City, near our research labs, our Genetic Medicines Manufacturing Center enables scale-up of production to support first-in-human studies. This facility will initially support the production of drug product at multiple scales for clinical studies for all AAV-based programs, including TN-201 and TN-401. We have also initiated cGMP to support the production of TN-301 at a contract development and manufacturing organization (CDMO).

COVID-19

The global COVID-19 pandemic continues to evolve, including the continued emergence of variants. Potential impacts to our business include disruptions or restrictions on our employees’ ability to effectively conduct research, development and manufacturing activities. In addition, some of our suppliers of certain laboratory materials, or service providers used in the performance of our research activities, are located in areas significantly impacted by COVID-19, which could limit our ability to achieve planned progress. COVID-19 could continue to adversely affect the economies and financial markets, resulting in a prolonged economic downturn or a period of high inflation rates, which the United States economy has recently experienced, that could affect our ability to raise future funding. To date, we have experienced modest delays in the progress of our research and development activities, primarily due to extended lead times at certain suppliers and temporary and partial shutdowns at certain academic institutions as a result of statewide stay-at-home orders. However, these stay-at-home orders have largely terminated, and operations have since resumed. We continue to monitor and assess the effects of the COVID-19 pandemic on our business, but the ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. For additional details, see “Risk Factors.”

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021:

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,		$	%
	2022	2021	Change	Change
	(In thousands)
Operating expenses:
Research and development	$20,876	$10,906	$9,970	91%
General and administrative	7,743	4,331	3,412	79%
Total operating expenses	28,619	15,237	13,382	88%
Loss from operations	(28,619)	(15,237)	(13,382)	88%
Other income (expense), net:
Interest income	222	9	213	2,367%
Other income (expense), net	—	18	(18)	100%
Total other income (expense), net	222	27	195	722%
Net loss	$(28,397)	$(15,210)	$(13,187)	87%

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

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended June 30,		$	%
	2022	2021	Change	Change
	(In thousands)
Outside services	$7,506	$2,687	$4,819	179%
Facility and laboratory costs	7,592	4,621	2,971	64%
Personnel-related costs	5,674	3,548	2,126	60%
Other research and development expenses	104	50	54	108%
Total research and development expenses	$20,876	$10,906	$9,970	91%

Research and development expenses were $20.9 million and $10.9 million for the three months ended June 30, 2022 and 2021, respectively. The year-over-year increase of $10.0 million, or 91%, was primarily due to:

•
an increase of $4.8 million in outside services, including amounts paid to contract research organizations (CROs) for research and development activities, consulting fees, preclinical studies and other external research expenses;
•
an increase of $3.0 million in facility and laboratory costs, including manufacturing and laboratory supplies and materials and other allocated costs; and
•
an increase of $2.1 million in employee-related costs reflecting higher stock-based compensation from growth in the number of our research and development employees, partially offset by benefits from estimated employee tax credits.

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

General and administrative expenses were $7.7 million and $4.3 million for the three months ended June 30, 2022 and 2021, respectively. The change of $3.4 million, or 79%, was primarily due to a $1.9 million increase in employee-related expenses reflecting higher stock-based compensation from growth in the number of employees, partially offset by benefits from the estimated employee tax credits. The change was also due to a $0.6 million increase in professional service expenses and a $0.4 million increase in insurance costs.

Interest Income

Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances.

Other Income (Expense), Net

Other income (expense), net primarily consists of gain and loss on disposal of assets and foreign exchange.

Net Loss

Net loss for the three months ended June 30, 2022, was $28.4 million, compared to a net loss of $15.2 million for the three months ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021:

The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,		$	%
	2022	2021	Change	Change
	(In thousands)
Operating expenses:
Research and development	$45,031	$20,496	$24,535	120%
General and administrative	14,742	7,846	6,896	88%
Total operating expenses	59,773	28,342	31,431	111%
Loss from operations	(59,773)	(28,342)	(31,431)	111%
Other income (expense), net:
Interest income	321	18	303	1,683%
Other income (expense), net	(1)	16	(17)	106%
Total other income (expense), net	320	34	286	841%
Net loss	$(59,453)	$(28,308)	$(31,145)	110%

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Six Months Ended June 30,		$	%
	2022	2021	Change	Change
	(In thousands)
Outside services	$15,279	$4,731	$10,548	223%
Facility and laboratory costs	16,173	8,715	7,458	86%
Personnel-related costs	13,078	6,885	6,193	90%
Other research and development expenses	501	165	336	204%
Total research and development expenses	$45,031	$20,496	$24,535	120%

Research and development expenses were $45.0 million and $20.5 million for the six months ended June 30, 2022 and 2021, respectively. The year-over-year increase of $24.5 million, or 120%, was primarily due to:

•
an increase of $10.5 million in outside services, including amounts paid to CROs for research and development activities, consulting fees, preclinical studies and other external research expenses;
•
an increase of $7.5 million in facility and laboratory costs, including manufacturing and laboratory supplies and materials and other allocated costs; and
•
an increase of $6.2 million in employee-related costs reflecting higher stock-based compensation from growth in the number of our research and development employees, partially offset by benefits from the estimated employee tax credits.

General and Administrative

General and administrative expenses were $14.7 million and $7.8 million for the six months ended June 30, 2022 and 2021, respectively. The change of $6.9 million, or 88%, was primarily due to a $4.0 million increase in employee-related expenses reflecting higher stock-based compensation from growth in the number of employees, partially offset by benefits from the estimated employee tax credits. The change is also due to a $1.1 million increase in professional service expenses and a $0.8 million increase in insurance costs.

Interest Income

Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances.

Other Income (Expense), Net

Other income (expense), net primarily consists of gain and loss on disposal of assets and foreign exchange.

Net Loss

Net loss for the six months ended June 30, 2022, was $59.5 million, compared to a net loss of $28.3 million for the six months ended June 30, 2021.

Since our inception in August 2016, we have incurred net losses each year and we expect to continue to incur significant and increasing losses for the foreseeable future as we continue to advance our platforms, programs and product candidates, and operate as a public company. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of June 30, 2022, we had an accumulated deficit of $215.0 million and cash, cash equivalents and investments in marketable securities of $180.9 million. Our net losses resulted primarily from our research and development programs, and, to a lesser extent, general and administrative costs associated with our operations. Historically, we have funded our operations primarily from the sale and issuance of our equity securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and we have incurred significant net losses and negative cash flows from operations. From our inception through June 30, 2022, we have funded our operations primarily from the sale and issuance of our equity securities. As of June 30, 2022, we had cash, cash equivalents and investments in marketable securities of $180.9 million and an accumulated deficit of $215.0 million.

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
•
operate our manufacturing facility and develop our manufacturing capabilities;
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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(54,186)	$(27,808)
Investing activities	46,644	(7,559)
Financing activities	275	18,717
Net change in cash, cash equivalents and restricted cash	$(7,267)	$(16,650)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $54.2 million, which consisted primarily of a net loss of $59.5 million and a net change in operating assets and liabilities of $3.2 million, partially offset by $8.4 million in non-cash charges. The change in net operating assets and liabilities was primarily due to a decrease in accounts payable and accrued liabilities of $1.4 million and a decrease in operating lease liabilities of $1.2 million. Cash flows from operations are generally impacted by the timing of payments to vendors and vendor payment terms. The non-cash charges primarily consisted of stock-based compensation of $5.1 million and depreciation and amortization of $2.3 million.

Net cash used in operating activities for the six months ended June 30, 2021 was $27.8 million, which consisted primarily of a net loss of $28.3 million and a net change in operating assets and liabilities of $2.3 million, partially offset by $2.8 million in non-cash charges. The change in net operating assets and liabilities was primarily due to an increase in other noncurrent assets of $3.0 million related to a security deposit for a lease entered into in February 2021. The non-cash charges primarily consisted of depreciation and amortization of $1.4 million and stock-based compensation of $0.9 million.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2022 was $46.6 million, which consisted of proceeds from maturities of marketable securities of $127.6 million, partially offset by purchases of marketable securities of $65.1 million and purchases of property and equipment of $15.8 million primarily related to our manufacturing and office space located in
Union City, California.

Net cash used in investing activities for the six months ended June 30, 2021 was $7.6 million, for purchases of property and equipment primarily related to our manufacturing and office space located in Union City, California.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 consisted of proceeds from the exercise of stock options.

Net cash provided by financing activities for the six months ended June 30, 2021 was $18.7 million, which consisted primarily of net proceeds received from the sale and issuance of 1.6 million shares of our Series C convertible preferred stock.

Contractual Obligations and Other Commitments

As of June 30, 2022, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We have completed the build-out of a manufacturing facility to support the production of certain of our product candidates. We have no experience in manufacturing, and there can be no assurance that we will be able to successfully manufacture product candidates.
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

We have incurred significant net losses since our inception, have not generated any product revenue to date and have financed our operations principally through issuances of our common stock (including in our IPO) and, up until the date of our IPO in July 2021, through private placements of our convertible preferred stock. Our net loss was $ 59.5 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $215.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We are still in the early stages of development of our product candidates and have not yet initiated or completed any clinical trials. Our product candidates will require substantial additional development time and resources before we will be able to apply for regulatory approvals and, if approved, begin generating revenue from product sales. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of June 30, 2022, we had $180.9 million in cash, cash equivalents and investments in marketable securities. We expect our current cash, cash equivalents and investments in marketable securities will be sufficient to fund our current operating plan for operations through at least the next twelve months from the date of this Quarterly Report on Form 10-Q. Our estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in the near- and long-term in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, our product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, EMA or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated preclinical studies and clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA. We also expect to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

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
•
the costs of operating our own manufacturing facility;
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
•
delays in the receipt of materials integral to the production of drug product to support our planned clinical trials;
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

The extent to which the COVID-19 pandemic, including recent variants, impacts our business will depend on future developments such as the rate of the spread of the disease, emergence of new variants, re-imposition of travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and continued demand for vaccines, the continued effectiveness of the vaccines against new variants, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and to address its impact, including on financial markets or otherwise. While the extent of the impact of the current COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results.

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

To date, only a limited number of products that utilize AAV-mediated gene transfer have been approved in the United States or Europe, including Novartis Pharmaceuticals’ Zolgensma (developed by AveXis), Roche’s Luxturna (developed by Spark Therapeutics), and PTC Therapeutics’ Upstaza. No AAV-based gene therapies have yet been approved for the heart, much less therapies for the heart using novel capsids or promoters or delivery methods. It is therefore difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the European Union or other jurisdictions.

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

It is impossible to predict when or if any product candidate that we develop will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from the FDA, European Commission, following a positive opinion from the EMA, or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete lengthy, complex and extensive preclinical studies and clinical trials to demonstrate with substantial evidence the safety and efficacy of such product candidates.

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

We have completed the build-out of a manufacturing facility to support the production of certain of our product candidates. We have no experience in manufacturing, and there can be no assurance that we will be able to successfully manufacture product candidates.

We have historically relied on third parties to manufacture supplies of our product candidates. We plan to fully integrate and internalize AAV manufacturing capabilities to support our Gene Therapy and Cellular Regeneration platforms. We have established an in-house Pilot Plant Operation facility that operates at the 200L scale to support all non-clinical studies including IND-enabling pharmacology (efficacy) and toxicology (safety) studies. In June 2022, we completed the build-out of a dedicated cGMP facility for drug product manufacturing in the San Francisco Bay Area. The facility will initially produce drug product at the 1000L scale to support FIH studies for TN-201, the most advanced product candidate from our MYBPC3 program. The facility will also support cGMP production for TN-401, our gene therapy program being developed for the treatment of genetic ARVC due to PKP2 gene mutations. To optimize our use of resources and utilize extensive third-party experience in small molecule manufacturing, we intend to work with CDMOs for our small molecule programs. We initiated cGMP manufacturing activities for our HDAC6 inhibitor program, TN-301, in December 2021. We have and may continue to experience delays in supply chain activities due to disruptions caused by the COVID-19 pandemic.

Although some of our employees have experience in the manufacturing of biopharmaceutical products from prior employment at other companies, we as a company have no prior experience in manufacturing. We may face delays or increased costs in the production of clinical supply at our manufacturing facility, including as a result of COVID-19 or otherwise. We cannot guarantee when our facility will be able to produce sufficient quantities of product candidates needed to support our preclinical studies and planned clinical trials. In addition, government approvals will be required for us to operate our manufacturing facility and can be time-consuming to obtain, and there can be no assurance that such approval will be obtained. As a manufacturer of pharmaceutical products, we also will be required to demonstrate and maintain compliance with cGMP requirements related to production processes, quality control and assurance and recordkeeping. Furthermore, maintaining manufacturing operations may require a reallocation of other resources and management time, as well as potentially significant capital expenditures, particularly in areas relating to operations, quality, regulatory, facilities and information technology. We also may encounter problems hiring and retaining the experienced scientific, quality control and manufacturing personnel needed to operate our manufacturing facility and processes. If we experience unanticipated employee shortage or turnover in any of these areas, we may not be able to effectively manage our ongoing manufacturing operations and we may not achieve the operating efficiencies that we anticipate from developing these capabilities, which may negatively affect our product development timelines or result in difficulties in maintaining compliance with applicable regulatory requirements.

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

Any failure or delay in the development of our manufacturing operations or capabilities may hamper our ability to further process improvement, maintain quality control, limit our reliance on contract manufacturers and protect our trade secrets and other intellectual property, and could adversely impact the development or commercialization of our product candidates.

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

The FDA and the European Commission have granted orphan drug designation for TN-201, the most advanced product candidate from our MYBPC3 program, and we may seek orphan drug designation for other product candidates in the United States, Europe and other jurisdictions. Even if we obtain orphan drug designation for a product candidate, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to priority review.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional congressional action is taken. Under current legislation, starting on April 1, 2022, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of the sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

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

Finally, federal, state and foreign laws, rules, regulations and standards may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts and potentially requiring us to undertake additional measures to comply with them. In the United States, there are a broad variety of data privacy, protection and security laws, rules, regulations and standards that may apply to our activities, such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018 (CCPA)), state health information privacy laws, and federal and state consumer protection laws (for example, Section 5(c) of the Federal Trade Commission Act). A range of enforcement agencies exist at both the state and federal levels that can enforce these laws, rules, regulations and standards. For example, the CCPA, which took effect on January 1, 2020, requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with new data privacy rights (including the ability to opt out of certain disclosures of personal information), imposes new operational requirements for covered businesses, provides for significant civil penalties for violations as well as a private right of action for certain data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, California voters passed the California Privacy Rights Act of 2020 (CPRA) in November 2020, which becomes effective in most material respects on January 1, 2023. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new CCPA and CPRA. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities, depending on their interpretation. Further, laws in all 50 states require businesses to provide notice to customers whose personal data has been disclosed as a result of a data breach. Additionally, other state legislatures have enacted or are currently contemplating, and may pass, their own comprehensive data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements relevant to our business. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (CDPA), which becomes effective on January 1, 2023, and in June 2021, Colorado enacted the Colorado Privacy Act, (CPA), which takes effect on July 1, 2023, in March 2022, Utah enacted a the Utah Consumer Privacy Act (UCPA), which will take effect on December 31, 2023, and in May 2022, Connecticut enacted an Act Concerning Personal Data Privacy and Online Monitoring (CTDPA), which will take effect on July 1, 2023. The CPA, CDPA, UCPA, and CTDPA share similarities with the CCPA, the CPRA, and legislation proposed in other states.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In February 2022, the FDA announced that it will resume routine domestic surveillance inspections. The FDA also announced proceeding with previously planned foreign surveillance inspections that have received country clearance and are within the CDC’s Level 1 or Level 2 COVID-19 travel recommendation; otherwise, the inspection would be rescheduled, with the anticipated goal of resuming foreign prioritized inspections in April 2022. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review, provide feedback on our clinical trial plans and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In 2017, the U.S. government enacted the Tax Act, which as modified by the CARES Act, includes significant changes to the taxation of business entities. These changes include, among others, a reduction in the orphan drug tax credit from 50% to 25% of qualifying expenditures. When and if we become profitable, this reduction in tax credits may result in an increased federal income tax burden on our orphan drug programs as it may cause us to pay federal income taxes earlier under the revised tax law than under the prior law and may increase our total federal tax liability attributable to such programs. Additionally, the current administration has proposed an increase of the corporate tax rate and other changes, including a global minimum tax and changes to the orphan drug tax credit, which, if enacted, would further increase our total federal tax liability when and if we become profitable.

It is uncertain if and to what extent various states will conform to the Tax Act and proposed tax legislation, and states may enact suspensions or limitations on the use of NOLs and tax credits.

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

As of June 30, 2022, we had more than 135 full-time employees. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

While we believe our intellectual property allows us to pursue our current development programs, several companies and academic institutions are pursuing alternate approaches to gene therapy and have built intellectual property around these approaches and methods. In addition, we may not be aware of all third-party intellectual property rights potentially relating to our technology and product candidates. Publications of discoveries in the scientific literature often lag the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in any owned or any licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions, particularly in areas such as gene therapies directed to ARVC, which is an active area of research and development by multiple third parties. If a third party can establish that we or our licensors were not the first to make or the first to file for patent protection of such inventions, our owned or licensed patent applications may not issue as patents and even if issued, may be challenged and invalidated or rendered unenforceable. Furthermore, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States may remain confidential until a patent issues.

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

In Europe, no earlier than October 1, 2022, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

Geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

We rely on third parties for the production of our product candidates for preclinical studies and expect to continue to do so for additional preclinical studies, clinical trials and ultimately for commercialization for certain of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We completed the build-out and operational launch of our cGMP manufacturing facility in June 2022 and have established end-to-end in-house AAV manufacturing capabilities to support our Gene Therapy and Cellular Regeneration platforms. Notwithstanding our strategy to fully-integrate and internalize AAV manufacturing capabilities, in order to optimize our use of resources and utilize extensive third-party experience in small molecule manufacturing, we intend to continue to rely on third-party manufacturers for our small molecule programs.

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
•
the cost of operating a manufacturing facility and manufacturing our product candidates and any future product candidates, which may vary depending on FDA, EMA or other comparable foreign regulatory authority guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;
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

As of June 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 75% of our common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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
Sales of Unregistered Securities

None.

(b)
Use of Proceeds from Public Offering of Common Stock

The Registration Statement on Form S-1 (File No. 333-257820) was declared effective by the SEC for our IPO of common stock on July 29, 2021. There has been no material change in the planned use of proceeds from our public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on July 30, 2021.

(c)
Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Tenaya Therapeutics, Inc.	8-K	001-40656	3.1	8-3-2021

3.2	Amended and Restated Bylaws of Tenaya Therapeutics, Inc.	8-K	001-40656	3.2	8-3-2021

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Tenaya Therapeutics, Inc.

Date: August 10, 2022	By:	/s/ Faraz Ali, M.B.A.
Faraz Ali, M.B.A.
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Leone D. Patterson, M.B.A.
Leone D. Patterson, M.B.A.
Chief Financial and Business Officer (Principal Financial and Accounting Officer)