Form 10-Q
period 2022-09-30
Tenaya Therapeutics, Inc.
filed 2022-11-10
CIK 1858848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 2, 2022, the registrant had 41,374,508 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, investors can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements about:

•
the ability of our ongoing preclinical studies and ongoing or planned clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
•
the timing, progress and results of preclinical studies and ongoing or planned clinical trials for our current product candidates and other product candidates we may develop;
•
the timing, scope and likelihood of regulatory filings and approvals, including timing of investigational new drugs (INDs), clinical trial applications (CTAs), Food and Drug Administration (FDA) approvals, and final regulatory approval of our current product candidates and any other future product candidates;
•
our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical trials;
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
•
our continued reliance on third parties to conduct additional preclinical studies and clinical trials of our product candidates, and for the development and manufacture of our product candidates for preclinical studies and clinical trials;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TENAYA THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands)

	September 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$34,494	$38,129
Investments in marketable securities	114,956	213,171
Prepaid expenses and other current assets	7,617	4,058
Total current assets	157,067	255,358
Property and equipment, net	52,194	43,020
Operating lease right-of-use assets	12,399	11,685
Other noncurrent assets	4,650	4,126
Total assets	$226,310	$314,189
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,312	$10,721
Accrued and other current liabilities	8,388	9,059
Operating lease liabilities, current	4,016	1,994
Total current liabilities	17,716	21,774
Operating lease liabilities, noncurrent	12,043	13,707
Other noncurrent liabilities	223	182
Total liabilities	29,982	35,663
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	442,773	434,196
Accumulated other comprehensive loss	(767)	(141)
Accumulated deficit	(245,682)	(155,533)
Total stockholders’ equity	196,328	278,526
Total liabilities and stockholders’ equity	$226,310	$314,189

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$23,758	$12,944	$68,789	$33,440
General and administrative	7,540	5,356	22,282	13,202
Total operating expenses	31,298	18,300	91,071	46,642
Loss from operations	(31,298)	(18,300)	(91,071)	(46,642)
Other income (expense), net:
Interest income	596	23	917	41
Other income (expense), net	6	15	5	31
Total other income (expense), net	602	38	922	72
Net loss before income tax expense	(30,696)	(18,262)	(90,149)	(46,570)
Income tax expense	—	—	—	—
Net loss	(30,696)	(18,262)	(90,149)	(46,570)
Other comprehensive loss:
Net unrealized loss on marketable securities	(28)	(23)	(626)	(23)
Comprehensive loss	$(30,724)	$(18,285)	$(90,775)	$(46,593)
Net loss per share, basic and diluted	$(0.74)	$(0.68)	$(2.18)	$(4.75)
Weighted-average shares used in computing net loss per share, basic and diluted	41,358,296	26,895,716	41,309,812	9,808,162

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Common Stock			Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares		Amount	Capital	Loss	Deficit	(Deficit)
Balance as of January 1, 2022	41,291,374		$4	$434,196	$(141)	$(155,533)	$278,526
Issuance of common stock upon exercise of stock options	7,652		—	17	—	—	17
Vesting of early exercised stock options	—		—	6	—	—	6
Stock-based compensation	—		—	2,094	—	—	2,094
Other comprehensive loss	—		—	—	(490)	—	(490)
Net loss	—		—	—	—	(31,056)	(31,056)
Balance as of March 31, 2022	41,299,026		$4	$436,313	$(631)	$(186,589)	$249,097
Issuance of common stock upon exercise of stock options	13,186		—	28	—	—	28
Issuance of common stock pursuant to employee stock purchase plan	51,608		—	230	—	—	230
Vesting of early exercised stock options	—		—	5	—	—	5
Stock-based compensation	—		—	3,012	—	—	3,012
Other comprehensive loss	—		—	—	(108)	—	(108)
Net loss	—		—	—	—	(28,397)	(28,397)
Balance as of June 30, 2022	41,363,820		$4	$439,588	$(739)	$(214,986)	$223,867
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	10,869	—	—	6	—	—	6
Vesting of early exercised stock options	—	—	—	5	—	—	5
Stock-based compensation	—	—	—	3,174	—	—	3,174
Other comprehensive loss	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	(30,696)	(30,696)
Balance as of September 30, 2022	41,374,689		$4	$442,773	$(767)	$(245,682)	$196,328

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Notes Receivable from	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stockholders	Loss	Deficit	(Deficit)
Balance as of January 1, 2021	24,493,528	$220,754	1,210,306	$—	$1,584	$(87)	$—	$(82,812)	$(81,315)
Issuance of Series C convertible preferred stock, net of issuance costs of $20	1,608,750	19,981	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	12,508	—	29	—	—	—	29
Repurchase of common stock related to early exercise of options	—	—	(365)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	9	—	—	—	9
Stock-based compensation	—	—	—	—	432	—	—	—	432
Net loss	—	—	—	—	—	—	—	(13,098)	(13,098)
Balance as of March 31, 2021	26,102,278	$240,735	1,222,449	$—	$2,054	$(87)	$—	$(95,910)	$(93,943)
Issuance of common stock upon exercise of stock options	—	—	12,173	—	31	—	—	—	31
Repurchase of common stock related to early exercise of options	—	—	(11,980)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	9	—	—	—	9
Notes receivable from stockholders	—	—	—	—	—	75	—	—	75
Stock-based compensation	—	—	—	—	502	—	—	—	502
Net loss	—	—	—	—	—	—	—	(15,210)	(15,210)
Balance as of June 30, 2021	26,102,278	$240,735	1,222,642	$—	$2,596	$(12)	$—	$(111,120)	$(108,536)
Conversion of convertible preferred stock to common stock upon completion of initial public offering	(26,102,278)	(240,735)	26,102,278	3	240,732	—	—	—	240,735
Issuance of common stock upon initial public offering, net of issuance costs of $18,459	—	—	13,800,000	1	188,540	—	—	—	188,541
Issuance of common stock upon exercise of stock options	—	—	160,096	—	268	—	—	—	268
Repurchase of common stock related to early exercise of options	—	—	(4,614)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	8	—	—	—	8
Stock-based compensation	—	—	—	—	968	—	—	—	968
Other comprehensive loss	—	—	—	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	—	—	—	(18,262)	(18,262)
Balance as of September 30, 2021	—	$—	41,280,402	$4	$433,112	$(12)	$(23)	$(129,382)	$303,699

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(90,149)	$(46,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,350	2,170
Amortization of premium on marketable securities	76	6
Stock-based compensation	8,280	1,902
Loss on write-offs and disposal of property and equipment	27	4
Non-cash operating lease expense	1,510	743
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,278)	(3,029)
Other noncurrent assets	(672)	(3,063)
Accounts payable	(1,803)	2,518
Accrued and other current liabilities	2,051	1,729
Operating lease liabilities	(2,147)	(952)
Other noncurrent liabilities	13	77
Net cash used in operating activities	(81,742)	(44,465)
Cash flows from investing activities:
Purchases of property and equipment	(19,835)	(12,567)
Purchases of marketable securities	(108,737)	(163,417)
Proceeds from maturities of marketable securities	206,250	—
Net cash provided by (used in) investing activities	77,678	(175,984)
Cash flows from financing activities:
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	19,981
Proceeds from initial public offering, net of issuance costs	—	188,605
Proceeds from exercise of stock options and employee stock purchase plan	281	343
Repurchase of common stock	—	(13)
Proceeds from repayments on notes receivable from stockholders	—	75
Net cash provided by financing activities	281	208,991
Net change in cash, cash equivalents and restricted cash	(3,783)	(11,458)
Cash and cash equivalents and restricted cash at beginning of period	38,676	129,082
Cash and cash equivalents and restricted cash at end of period	$34,893	$117,624
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$34,494	$117,077
Restricted cash included in other noncurrent assets	399	547
Cash, cash equivalents and restricted cash	$34,893	$117,624
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock upon completion of initial public offering	$—	$220,754
Offering costs related to initial public offering included in accounts payable and accrued and other current liabilities	$—	$64
Property and equipment included in accounts payable and accrued and other current liabilities	$263	$3,677

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

1.
Organization and Description of the Business

Description of the Business

Tenaya Therapeutics, Inc. (Company) was incorporated in the state of Delaware in August 2016 and is headquartered in South San Francisco, California. The Company is a clinical-stage biotechnology company focused on discovering, developing and delivering curative therapies that address the underlying drivers of heart disease. The Company is advancing product candidates from three distinct but interrelated product platforms: gene therapy, cellular regeneration and precision medicine.

Liquidity

The Company has incurred net losses since inception and expects such losses to continue in the future as it conducts research and development activities. As of September 30, 2022, the Company had an accumulated deficit of $245.7 million. The Company incurred a net loss of $90.1 million and $46.6 million during the nine months ended September 30, 2022 and 2021, respectively. The Company had $149.5 million of cash, cash equivalents and investments in marketable securities as of September 30, 2022.

Management recognizes the need to raise additional capital to fully implement its business plan. The Company may seek to raise capital through equity financings, debt financings, license agreements, collaborative agreements or other sources of financing. Management believes that its existing cash, cash equivalents and investments in marketable securities as of September 30, 2022 will be sufficient to fund the Company’s operations for at least the next twelve months following the date these condensed financial statements are filed with the Securities and Exchange Commission (SEC).

In August 2022, the Company entered into a sales agreement with a sales agent to establish an at-the-market (ATM) offering program under the Securities Act. Pursuant to the sales agreement, the Company is permitted to offer and sell, from time to time, shares of its common stock having a maximum aggregate offering price of up to $75.0 million. As of September 30, 2022, no shares have been sold pursuant to the ATM program.

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

The interim condensed balance sheet as of September 30, 2022, the interim condensed statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The condensed results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2021, included in Company's Annual Report on Form 10-K, filed with the SEC on March 23, 2022.

Reclassification

Certain prior year balances have been reclassified in order to conform to current year presentation for the condensed balance sheets. These reclassifications have no effect on the previously reported financial position.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to clinical trial accrued liabilities, income tax valuation allowance and stock-based compensation. Management bases its estimates on historical experience, the current economic environment, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Significant Accounting Policies

There have been no material revisions in the Company's significant accounting policies described in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

		September 30, 2022
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$23,376	$—	$—	$23,376
Commercial paper	Level 2	9,966	—	—	9,966
Marketable securities:
U.S. treasuries	Level 1	50,048	1	(445)	49,604
Commercial paper	Level 2	44,510	—	(164)	44,346
Corporate bonds	Level 2	2,675	—	(25)	2,650
Government agencies bonds	Level 2	18,490	—	(134)	18,356
Total financial assets		$149,065	$1	$(768)	$148,298

		December 31, 2021
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$37,129	$—	$—	$37,129
Marketable securities:
U.S. treasuries	Level 1	78,097	—	(85)	78,012
Commercial paper	Level 2	121,634	—	(50)	121,584
Corporate bonds	Level 2	8,979	—	(3)	8,976
Government agencies bonds	Level 2	4,602	—	(3)	4,599
Total financial assets		$250,441	$—	$(141)	$250,300

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

The Company believes it is more likely than not that its marketable securities in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. As of September 30, 2022, all available-for-sale marketable securities had remaining maturities of less than one year.

The carrying amount of the Company's remaining financial assets and liabilities, which include cash, receivables and payables, approximate their fair values due to their short-term nature.

4.
Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Leasehold improvements	$23,605	$7,241
Laboratory equipment	19,957	11,891
Manufacturing equipment	17,468	—
Construction in progress	2,933	32,561
Computer equipment and software	904	218
Furniture and fixtures	902	534
Total property and equipment	$65,769	$52,445
Less: accumulated depreciation and amortization	(13,575)	(9,425)
Total property and equipment, net	$52,194	$43,020

Depreciation and amortization expense for the three months ended September 30, 2022 and 2021 was $2.1 million and $0.7 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2022 and 2021 was $4.3 million and $2.2 million, respectively. Leasehold improvements as of September 30, 2022 include certain enhancements made to the Company’s leased manufacturing and office space located in Union City, California (Union City Facility). During the second quarter of 2022, the Company completed the build out and operational launch of the Union City Facility. As a result, the Company reclassified the related capitalized machinery and equipment from construction in progress to manufacturing and laboratory equipment in that period.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Accrued compensation and related expenses	$4,607	$3,667
Accrued research and development expenses	2,567	2,023
Accrued professional services	574	344
Accrued property and equipment	155	2,863
Other current liabilities	485	162
Total accrued and other current liabilities	$8,388	$9,059

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

5.
License Agreements

Gladstone License Agreement

In October 2016, the Company entered into a license agreement with the J. David Gladstone Institute (Gladstone), pursuant to which Gladstone granted the Company a worldwide, royalty-bearing exclusive patent license and a non-exclusive technology license to develop and commercialize certain products for certain diseases (Gladstone License Agreement). Pursuant to the Gladstone License Agreement, the Company is obligated, among other things, to pay Gladstone (i) annual license maintenance fees ranging from $25,000 up to $100,000 per year, which will be creditable against royalties paid in the following twelve month period, (ii) milestone payments up to $4.1 million for royalty-bearing products directed to a particular target, which are contingent upon achieving specific clinical and commercialization milestone events, and (iii) tiered low-single digit royalties on future net sales of each royalty-bearing product. Under the agreement, the Company is subject to diligence requirements to develop and commercialize at least one royalty-bearing product. The Company may pay $50,000 to $100,000 to extend the deadline for its diligence milestone obligations for up to four additional one-year terms. As of September 30, 2022, the Company has not recognized any milestone and royalty payments under the Gladstone License Agreement.

During the nine months ended September 30, 2022 and 2021, there were no material amounts recorded related to annual license fees payable pursuant to the Gladstone License Agreement.

University of Texas Southwestern License Agreement

In January 2020, the Company entered into a license agreement with the University of Texas Southwestern (UTSW License), pursuant to which UTSW granted the Company a royalty-bearing exclusive and sublicensable patent license and a non-exclusive, non-sublicensable license for mutually agreed upon development activities. Under the UTSW License, the Company is obligated to pay UTSW (i) a non-refundable upfront license fee of $0.1 million, (ii) milestone payments up to a total of $14.8 million in aggregate, which are contingent upon achieving specific development and commercialization milestone events, and (iii) royalties on future net sales of each royalty-bearing product ranging in the low-single digits. As of September 30, 2022, the Company has not recognized any milestone and royalty payments under the UTSW License.

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

In November 2021, the Company entered into a short-term sublease agreement for additional office and laboratory space in South San Francisco, California with a lease term that was initially set to expire on June 30, 2022. In May 2022, the Company entered into an amendment to extend the term for the existing sublease premise through December 31, 2022. The amendment also included an additional term whereby the Company subleases additional office and laboratory space at the same sublease premise through November 30, 2023.

Information related to operating lease activity during the three and nine months ended September 30, 2022 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Operating lease cost	$1,090	$702	$2,624	$1,662
Variable lease cost	319	$306	910	$796
Short-term lease cost	244	585	709	1,755
Total lease cost	$1,653	$1,593	$4,243	$4,213

Operating lease-right-of-use assets obtained in exchange for lease obligations			$2,224	$8,558
Cash paid for leases included in operating cash outflows			$4,597	$4,423
Cash paid for amounts included in the measurement of lease liabilities			$2,978	$1,872

As of September 30, 2022, the Company's operating leases had a weighted average remaining lease term of 5.7 years and a weighted average discount rate of 9.2%. Future minimum lease payments under the Company’s operating leases as of September 30, 2022 were as follows:

Amount
(In thousands)
2022 (remaining 3 months)	$1,315
2023	5,223
2024	3,910
2025	2,445
2026	1,386
Thereafter	6,905
Total undiscounted future minimum lease payments	$21,184
Imputed interest	(5,125)
Total operating lease liabilities	$16,059

Asset Retirement Obligation

Under the lease agreement for the manufacturing and office facility in Union City, the Company is contractually obligated to remove constructed leasehold improvements related to capitalized machinery and equipment (see Note 4) and to restore the leased space to its original condition upon termination of the lease agreement. As of September 30, 2022, the balance of the asset retirement obligation liability was not material.

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

Litigation and Indemnification

From time to time, the Company may become involved in litigation and other legal actions. The Company estimates the range of liability related to any pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the consolidated financial statements indicates that it is probable that a liability had been incurred at the date of the consolidated financial statements and (ii) the range of loss can be reasonably estimated. The Company was not involved in any material litigation as of September 30, 2022.

In the normal course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amounts of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with its directors and certain officers that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of September 30, 2022 and December 31, 2021, the Company did not have any material indemnification claims that were probable or reasonably possible and, consequently, has not recorded any related liabilities.

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

Total shares reserved and available for grant under the 2021 Plan as of September 30, 2022 are 2,720,107.

Stock Option Activity

The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise
		(in dollars)
Outstanding as of December 31, 2021	2,772,154	$7.90
Options granted	2,532,602	$12.97
Options exercised	(22,775)	$2.19
Options cancelled	(77,366)	$13.21
Outstanding as of September 30, 2022	5,204,615	$10.32

Stock option awards granted to employees generally vest over a four-year period. The contractual term of stock option awards is generally 10 years from the grant date.

Stock Option Valuation

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected term (in years)	5.5 – 6.1	6.0 – 6.1	5.5 – 6.1	5.0 – 6.1
Expected volatility	96% – 97%	95% – 96%	96% – 97%	95% – 103%
Risk-free interest rate	2.9% – 3.6%	0.9% – 1.2%	1.6% – 3.6%	0.6% – 1.2%
Expected dividend yield	—%	—%	—%	—%

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

	Shares	Weighted Average Grant Date Fair Value per Share
		(in dollars)
Unvested as of December 31, 2021	—	$—
Granted	76,156	$15.19
Vested	(8,932)	$15.19
Forfeited	(5,687)	$15.19
Unvested as of September 30, 2022	61,537	$15.19

2021 Employee Stock Purchase Plan

In July 2021, the Company adopted the 2021 Employee Stock Purchase Plan (ESPP), which became effective in connection with the IPO. The Company initially reserved 800,000 shares for future issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP automatically increases on the first day of each fiscal year beginning with 2022 in an amount equal to the lesser of: 800,000 shares; 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding year; or such other amount as the board of directors may determine. As of September 30, 2022, 1,161,305 shares were reserved for future issuance under the ESPP. Under Company's ESPP, employees are generally eligible to participate and can purchase shares on each purchase date established semi-annually through payroll deductions at the lower of 85% of the fair market value of the Company's stock at the commencement of the offering period or each purchase date of the offering period. Each offering period spans 6 months. The ESPP permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation, up to an annual limit of $25,000 per the Internal Revenue Service. The first offering period commenced in January 2022. For the nine months ended September 30, 2022, the stock-based compensation expense for ESPP was not material.

Stock-Based Compensation

The following table summarizes stock-based compensation recognized in the Company’s condensed statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Research and development	$1,344	$326	$3,777	$654
General and administrative	1,830	642	4,503	1,248
Total stock-based compensation	$3,174	$968	$8,280	$1,902

8.
Income Taxes

For the nine months ended September 30, 2022 and 2021, the Company did not record any income tax expense or benefit. The Company has recorded a full valuation allowance against its U.S. federal and state deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized.

9.
Net Loss Per Share

Basic and diluted loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. The following potentially dilutive securities were not included in the calculation of diluted net loss per share as of the periods presented because the effect would have been anti-dilutive:

	September 30,
	2022	2021
Outstanding stock options and awards	5,266,152	2,530,121
Restricted stock subject to future vesting	7,773	40,915
Total	5,273,925	2,571,036

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

Overview

We are a clinical-stage biotechnology company focused on discovering, designing, developing and delivering curative therapies that address the underlying drivers of heart disease. Our vision is to change the treatment paradigm for heart disease, and in doing so improve and extend the lives of millions of individuals and families.

We are advancing a deep and diverse pipeline of disease-modifying therapies that includes both gene therapies and small molecules discovered internally and developed using our product platforms and core capabilities to target defined sub-populations of patients with rare or highly prevalent forms of heart disease. All of our programs are currently being assessed in clinical trials or are in the preclinical stage; we do not have any products approved for sale and have not generated any revenue to date.

The most advanced product candidate from our Gene Therapy Platform is TN-201. TN-201 is an adeno-associated virus (AAV)-based gene therapy that addresses genetic hypertrophic cardiomyopathy (HCM) caused by Myosin Binding Protein C3 (MYBPC3) gene mutations. These mutations can cause the heart walls of affected individuals to become significantly thickened, leading to fibrosis, abnormal heart rhythms, cardiac dysfunction, heart failure, and sudden cardiac death in some adults and children. TN-201 is designed to deliver a fully functional MYBPC3 gene driven by our proprietary heart-specific promoter to restore normal levels of MYBPC3 protein. We plan to submit an Investigational New Drug (IND) for TN-201 by year end 2022 and expect to provide an update on the status of the IND in early 2023. TN-201 has been granted orphan drug designation by both the U.S. Food and Drug Administration (FDA) and the European Commission for the potential treatment of HCM due to mutations in the MYBPC3 gene. We intend to explore the effect of TN-201 in both the obstructive and nonobstructive HCM (nHCM) patient populations. However, as the majority of patients with MYBPC3 gene mutations have the nonobstructive form of HCM, we intend to focus initial clinical development on nHCM patients.

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

TN-301, the most advanced product candidate from our Precision Medicine platform, is a highly specific small molecule inhibitor of histone deacetylase 6 (HDAC6i). It has potentially broad utility in both heart failure with preserved ejection fraction (HFpEF) as well as genetic dilated cardiomyopathy. HFpEF is one of the greatest areas of unmet need in heart disease, and is characterized by systemic inflammation, left ventricular hypertrophy, fibrosis, and diastolic dysfunction resulting in high morbidity and mortality in affected individuals. In September 2022, we received clearance from the FDA for our TN-301 IND application and initiated our Phase 1 randomized, double-blind, placebo-controlled clinical trial designed to evaluate the safety and tolerability of escalating oral doses of TN-301. We expect to present data from the single-ascending and multiple-ascending dose portions of the Phase 1 trial in 2023.

TN-401, another product candidate from our Gene Therapy Platform, uses an AAV-based gene therapy to address genetic arrhythmogenic right ventricular cardiomyopathy (ARVC) caused by plakophilin 2 (PKP2) gene mutations. ARVC is characterized by enlargement of the right ventricle in affected individuals, replacement of heart muscle with fibrotic tissue and fatty deposits, and severely abnormal heart rhythms (arrhythmia) that can make it difficult for the heart to function properly and result in sudden cardiac death in some adults and children. We have scaled up production of TN-401 to 200L and are initiating IND-enabling studies. We are also working to expand our understanding of ARVC disease progression and intend to initiate a global non-interventional study in 2022 designed to collect treatment history and seroprevalence to AAV antibodies data among ARVC PKP2 gene mutation carriers. We plan to submit an IND for TN-401 in 2023.

Our earlier-stage discovery programs include an AAV-based gene therapy designed to express the Dwarf Open Reading Frame (DWORF) gene in the heart, which has potentially broad utility in dilated cardiomyopathy and heart failure with reduced ejection fraction (HFrEF) and is currently at the candidate selection stage. Another program is an AAV-approach that involves reprogramming cardiofibroblasts cells to replace cardiomyocytes lost due to heart damage, such as myocardial infarction. This program is also currently at the candidate selection stage. In addition, we have numerous emerging programs being explored to address other forms of heart failure and we continue to research gene therapy-enabling technologies and capabilities. Among the most advanced of these initiatives is an effort to identify novel AAV capsids designed to deliver cardiac gene therapy with enhanced specificity and expression compared to current AAV vectors, with the goal of optimizing gene therapy safety, dosing and efficacy.

We have invested in the build out and operational launch of our Genetic Medicines Manufacturing Center to support the production of our AAV-based programs. In June 2022, this facility obtained a drug manufacturing license from the State of California, Department of Public Health, to enable current Good Manufacturing Practice (cGMP) production of drug product. Located in Union City, near our research labs, our Genetic Medicines Manufacturing Center enables scale-up of production to support first-in-human trials. This facility will support the production of drug product at multiple scales for clinical trials for all AAV-based programs, including TN-201 and TN-401.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021:

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,		$	%
	2022	2021	Change	Change
	(In thousands)
Operating expenses:
Research and development	$23,758	$12,944	$10,814	84%
General and administrative	7,540	5,356	2,184	41%
Total operating expenses	31,298	18,300	12,998	71%
Loss from operations	(31,298)	(18,300)	(12,998)	71%
Other income (expense), net:
Interest income	596	23	573	2,491%
Other income (expense), net	6	15	(9)	60%
Total other income (expense), net	602	38	564	1,484%
Net loss	$(30,696)	$(18,262)	$(12,434)	68%

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

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended September 30,		$	%
	2022	2021	Change	Change
	(In thousands)
Outside services	$7,461	$3,301	$4,160	126%
Facility and laboratory costs	7,953	4,779	3,174	66%
Personnel-related costs	8,111	4,764	3,347	70%
Other research and development expenses	233	100	133	133%
Total research and development expenses	$23,758	$12,944	$10,814	84%

Research and development expenses were $23.8 million and $12.9 million for the three months ended September 30, 2022 and 2021, respectively. The year-over-year increase of $10.8 million, or 84%, was primarily due to:

•
an increase of $4.2 million in outside services, including costs incurred for contract research organizations (CROs) on the IND-enabling and other research and development activities, preclinical studies and other external research expenses;
•
an increase of $3.2 million in facility and laboratory costs, including manufacturing and laboratory supplies and materials and other allocated costs; and
•
an increase of $3.3 million in employee-related costs reflecting higher stock-based compensation from growth in the number of our research and development employees, partially offset by benefits from estimated employee tax credits.

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

General and Administrative

General and administrative expenses consist of personnel-related costs (including salaries, benefits and stock-based compensation for our employees in finance, human resources and other administrative functions), legal fees, professional fees incurred for accounting, audit and tax services, information technology and facility costs not otherwise included in research and development expenses. Legal fees primarily include those related to corporate and intellectual property related matters.

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

General and administrative expenses were $7.5 million and $5.4 million for the three months ended September 30, 2022 and 2021, respectively. The change of $2.2 million, or 41%, was primarily due to a $1.8 million increase in employee-related expenses reflecting higher stock-based compensation from growth in the number of employees and $0.4 million increase in professional and outside service expenses.

Interest Income

Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. The year-over-year increase of $0.6 million was primarily due to higher interest rates on investments in 2022.

Other Income (Expense), Net

Other income (expense), net primarily consists of gain and loss on disposal of assets and foreign exchange.

Net Loss

Net loss for the three months ended September 30, 2022, was $30.7 million, compared to a net loss of $18.3 million for the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021:

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,		$	%
	2022	2021	Change	Change
	(In thousands)
Operating expenses:
Research and development	$68,789	$33,440	$35,349	106%
General and administrative	22,282	13,202	9,080	69%
Total operating expenses	91,071	46,642	44,429	95%
Loss from operations	(91,071)	(46,642)	(44,429)	95%
Other income (expense), net:
Interest income	917	41	876	2,137%
Other income (expense), net	5	31	(26)	84%
Total other income (expense), net	922	72	850	1,181%
Net loss	$(90,149)	$(46,570)	$(43,579)	94%

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Nine Months Ended September 30,		$	%
	2022	2021	Change	Change
	(In thousands)
Outside services	$22,740	$8,032	$14,708	183%
Facility and laboratory costs	24,126	13,495	10,631	79%
Personnel-related costs	21,189	11,649	9,540	82%
Other research and development expenses	734	264	470	178%
Total research and development expenses	$68,789	$33,440	$35,349	106%

Research and development expenses were $68.8 million and $33.4 million for the nine months ended September 30, 2022 and 2021, respectively. The year-over-year increase of $35.3 million, or 106%, was primarily due to:

•
an increase of $14.7 million in outside services, including costs incurred for CROs on the IND-enabling and other research and development activities, preclinical studies and other external research expenses;
•
an increase of $10.6 million in facility and laboratory costs, including manufacturing and laboratory supplies and materials and other allocated costs; and
•
an increase of $9.5 million in employee-related costs reflecting higher stock-based compensation from growth in the number of our research and development employees, partially offset by benefits from estimated employee tax credits.

General and Administrative

General and administrative expenses were $22.3 million and $13.2 million for the nine months ended September 30, 2022 and 2021, respectively. The change of $9.1 million, or 69%, was primarily due to a $5.8 million increase in employee-related expenses reflecting higher stock-based compensation from growth in the number of employees, partially offset by benefits from estimated employee tax credits. The change is also due to a $1.5 million increase in professional and outside service expenses and a $1.0 million increase in insurance costs.

Interest Income

Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. The year-over-year increase of $0.9 million was due to higher interest rates on investments in 2022.

Other Income (Expense), Net

Other income (expense), net primarily consists of gain and loss on disposal of assets and foreign exchange.

Net Loss

Net loss for the nine months ended September 30, 2022, was $90.1 million, compared to a net loss of $46.6 million for the nine months ended September 30, 2021.

Since our inception in August 2016, we have incurred net losses each year and we expect to continue to incur significant and increasing losses for the foreseeable future as we continue to advance our platforms, programs and product candidates, and operate as a public company. Our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our research and development activities. As of September 30, 2022, we had an accumulated deficit of $245.7 million and cash, cash equivalents and investments in marketable securities of $149.5 million. Our net losses resulted primarily from our research and development programs, and, to a lesser extent, general and administrative costs associated with our operations. Historically, we have funded our operations primarily from the sale and issuance of our equity securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and we have incurred significant net losses and negative cash flows from operations. From our inception through September 30, 2022, we have funded our operations primarily from the sale and issuance of our equity securities. As of September 30, 2022, we had cash, cash equivalents and investments in marketable securities of $149.5 million and an accumulated deficit of $245.7 million.

“At-the-Market” Equity Offering

On August 10, 2022, we entered into a sales agreement (Sales Agreement) with SVB Securities LLC (SVB Securities). Pursuant to the Sales Agreement we may sell, from time to time up to an aggregate of $75.0 million of our common stock through an “at-the-market” offering defined in Rule 415 under the Securities Act. We will pay SVB Securities a commission equal to 3.0% of the gross proceeds from the sale of shares of our common stock under the Sales Agreement. The $75.0 million of common stock that may be offered, issued and sold under the Sales Agreement is included in the $300.0 million of securities that may be offered, issued and sold by us under our registration statement on Form S-3 (File No. 333-266741). As of September 30, 2022, no shares have been sold pursuant to the Sales Agreement.

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
•
commence and conduct clinical trials of our product candidates;
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

Our ability to raise additional funds may be adversely impacted by continued worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, future commercialization efforts or other operations. Because of the numerous risks and uncertainties associated with research, product development and commercialization of product candidates, we are unable to predict the timing or amount of our working capital requirements or when or if we will be able to achieve or maintain profitability.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Net cash provided by (used in):
Operating activities	$(81,742)	$(44,465)
Investing activities	77,678	(175,984)
Financing activities	281	208,991
Net change in cash, cash equivalents and restricted cash	$(3,783)	$(11,458)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $81.7 million, which consisted primarily of a net loss of $90.1 million and a net change in operating assets and liabilities of $5.8 million, partially offset by $14.2 million in non-cash charges. The change in net operating assets and liabilities was primarily due to an increase in prepaid expenses and other current assets of $3.3 million and a decrease in operating lease liabilities of $2.1 million. Cash flows from operations are generally impacted by the timing of payments to vendors and vendor payment terms. The non-cash charges primarily consisted of stock-based compensation of $8.3 million and depreciation and amortization of $4.4 million.

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

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2022 was $77.7 million, which consisted of proceeds from maturities of marketable securities of $206.3 million, partially offset by purchases of marketable securities of $108.7 million and purchases of property and equipment of $19.8 million primarily related to our manufacturing and office space in Union City, California.

Net cash used in investing activities for the nine months ended September 30, 2021 was $176.0 million, which consisted of purchases of marketable securities of $163.4 million and purchases of property and equipment of $12.6 million primarily related to our manufacturing and office space in Union City, California.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 consisted of proceeds from the exercise of stock options.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $209.0 million, which primarily consisted of proceeds from our initial public offering, net of issuance costs, of $188.6 million, net proceeds received from the sale and issuance of our Series C convertible preferred stock of $20.0 million, and proceeds from the exercise of stock options of $0.3 million.

Contractual Obligations and Other Commitments

As of September 30, 2022, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2022.

Recent Accounting Pronouncements

See Note 2 to our unaudited interim condensed financial statements for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition of results of operations.

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (iv) December 31, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Summary

Our ability to execute on our business strategy is subject to a number of risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:

•
We are early in our development efforts, with a limited operating history, have not completed any clinical trials, and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and future viability.
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
•
We rely on third parties to conduct our preclinical studies, and our ongoing clinical trial and plan to rely on third parties to conduct future clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies or to comply with applicable regulatory requirements, which may harm our business.

Risks Related to Our Financial Position, Need for Additional Capital and Limited Operating History

We are early in our development efforts, with a limited operating history, have not completed any clinical trials, and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and future viability.

We recently became a clinical stage biotechnology company and have a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2016, have not completed any clinical trials, have no products approved for commercial sale and have not generated any revenue. We are developing therapies that address the underlying drivers of heart disease, which is an unproven and highly uncertain undertaking and involves a substantial degree of risk. In September 2022, we initiated a Phase 1 clinical trial evaluating TN-301 and began dosing TN-301 in humans. All of our other product candidates are still in preclinical development and have never been tested in humans. Since our inception, we have devoted substantially all of our focus and financial resources to developing our gene therapy, cellular regeneration and precision medicine platforms, identifying and developing product candidates, conducting preclinical studies, acquiring technology, organizing and recruiting management and technical staff, business planning, establishing our intellectual property portfolio, raising capital, and providing general and administrative support for these operations.

We have limited experience conducting clinical trials and have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a late stage clinical- or commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for investors to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

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

We have incurred significant net losses since our inception, have not generated any product revenue to date and have financed our operations principally through issuances of our common stock (including in our IPO) and, up until the date of our IPO in July

2021, through private placements of our convertible preferred stock. Our net loss was $ 90.1 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $245.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We are still in the early stages of development of our product candidates and we have not yet completed any clinical trials. Our product candidates will require substantial additional development time and resources before we will be able to apply for regulatory approvals and, if approved, begin generating revenue from product sales. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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
•
managing costs, including any unforeseen costs, that we may incur as a result of nonclinical study or clinical trial delays due to the effects of the COVID-19 pandemic, including the emergence of variants, or other causes; and
•
attracting, hiring and retaining qualified and key personnel including clinical, scientific, management and administrative personnel.

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

As of September 30, 2022, we had $149.5 million in cash, cash equivalents and investments in marketable securities. We expect our current cash, cash equivalents and investments in marketable securities will be sufficient to fund our current operating plan for operations through at least the next twelve months from the date of this Quarterly Report on Form 10-Q. Our estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our platforms, pre-clinical development programs, ongoing or planned clinical trials or future commercialization efforts.

Our operations and financial results could be adversely impacted by the effects of the COVID-19 pandemic, including the emergence of recent variants, in the United States and the rest of the world.

In March 2020, the World Health Organization declared the novel coronavirus disease (COVID-19) outbreak a global pandemic. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and physical distancing guidelines. Accordingly, businesses have adjusted, reduced or suspended operating activities. Many of our employees have been working remotely since March 2020, which has required that we devise new ways of working and collaborating. Disruptions caused by the COVID-19 pandemic, including the effects of the stay-at-home orders and work-from-home policies, have impacted productivity, have resulted in increased operational expenses, certain adjustments to our operations, delays in our development efforts, and delays in certain supply chain activities. We may experience further disruptions as a result of COVID-19, including the effects of recent variants, that could severely impact our business, including:

•
interruptions, difficulties or delays arising in our existing operations and company culture as a result of many of our employees working remotely, including those hired during the COVID-19 pandemic;
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
•
delays in preclinical and clinical sites receiving the supplies and materials needed to conduct our ongoing and planned clinical trials;
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

We continue to assess the impact that the COVID-19 pandemic may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry.

Additionally, certain third parties with whom we engage or may engage, including our collaborators, CROs, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business have similarly adjusted their operations and are assessing their capacity in light of the COVID-19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of the COVID-19 pandemic, we experienced delays in the procurement of materials needed to conduct our preclinical studies and build-out our manufacturing facility. Additionally, certain preclinical studies are conducted by CROs, some of which were delayed as a result of the COVID-19 pandemic and which could be discontinued or further delayed as the pandemic continues. Research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of our business. As we continue to actively advance our programs, we are assessing the impact of the COVID-19 pandemic, our expected timelines and costs on an ongoing basis.

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

Until such time, if ever, as we can generate substantial revenues, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. We filed: (i) on August 10, 2022, a shelf registration statement on Form S-3 with the SEC that became effective on August 17, 2022 and allows us to undertake various equity and debt offerings up to $300.0 million; and (ii) on August 17, 2022, a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of up to $75.0 million of our common stock from time to time through an “at-the-market” program under the Securities Act. However, we do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, maintaining certain leverage ratios, making acquisitions, engaging in acquisition, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments, declaring dividends or encumbering our assets to secure future indebtedness. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan.

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

We are very early in our development efforts. We initiated our first clinical trial in September 2022 for TN-301. All of our other product candidates are in preclinical development and have never been tested in humans. We do not have any products that are approved for commercial sale, and we may never be able to develop or commercialize marketable products. Before we generate any revenue from product sales, each of our programs and product candidates will require additional preclinical and clinical development, expansion of manufacturing capabilities and expertise, regulatory approval, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts. We are not permitted to market or promote any product candidates before we receive approval from the FDA or comparable foreign regulatory authorities, and we many never receive such approval. Because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products.

If we do not successfully initiate and complete our clinical trials in a timely manner or fail to achieve favorable results from the trial, we may experience significant delays or other issues in advancing our programs. We cannot be certain that our clinical trials will be initiated and completed on time, if at all, or whether our planned clinical strategy will be acceptable to the FDA or comparable foreign regulatory authorities. There is a high failure rate for biopharmaceutical products proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stage clinical trials. Data obtained from preclinical studies and clinical trials are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

Because of the early stage of development of our programs, our ability to eventually generate significant revenues from our product candidates, which we do not expect will occur for several years, if ever, will depend on a number of factors, including:

•
the successful and timely completion of our ongoing preclinical studies and clinical trials;
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

To date, only a limited number of products that utilize AAV-mediated gene transfer have been approved in the United States or Europe, including Novartis Pharmaceuticals’ Zolgensma (developed by AveXis), Roche’s Luxturna (developed by Spark Therapeutics), PTC Therapeutics’ Upstaza and bluebird's Zynteglo. No AAV-based gene therapies have yet been approved for the heart, much less therapies for the heart using novel capsids or promoters or delivery methods. It is therefore difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the European Union or other jurisdictions.

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

Adverse developments in preclinical studies or clinical trials conducted by others in the field of gene therapy and gene regulation products may cause the FDA, EMA, and other regulatory bodies to revise the requirements for the conduct of the clinical trials and approval of our product candidates or limit the use of products utilizing gene regulation technologies, either of which could harm our business. For example, the FDA has imposed clinical holds on various clinical trials of gene therapy product candidates being developed by other companies. In addition, the clinical trial requirements of the FDA, EMA, and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. The regulatory approval process for product candidates such as ours can be more expensive and take longer than for other, better known, or more extensively studied pharmaceutical or other product candidates. Further, as we are developing novel potential treatments for diseases in which, in some cases, there is little clinical experience with potential new endpoints and methodologies, there is heightened risk that the FDA, EMA or other regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. In addition, we may not be able to identify or develop appropriate animal disease models to enable or support planned clinical development. Any natural history studies that we may conduct or rely upon in our clinical development may not be accepted by the FDA, EMA or other regulatory authorities. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing gene regulation technology in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays, or other impediments to our research programs or the commercialization of resulting products. Further, approvals by one regulatory agency may not be indicative of what other regulatory agencies may require for approval.

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

To the extent we pursue any pediatric indications or expand any approved drug product labeling to include pediatric populations, we may face additional challenges associated with clinical testing in pediatric populations, which can increase our operational costs, delay regulatory approval and commercialization, or expose us to additional liability. For example, finding qualified clinical sites that have access to sufficient pediatric populations and that are interested in participating in our clinical trials may take additional time than adult indications. There may be fewer eligible patients with the target genetic disorder or heart disease or condition applicable to our product candidate for our planned clinical trials. This may increase the time needed to enroll patients for our planned pediatric clinical trials, increase our clinical development timelines, delay approval for such pediatric indications, and increase our operational costs. We may also be required to modify the formulation or other aspects of the product candidate, as compared to the comparable product candidate intended for adult patient populations, make manufacturing changes, modify route of administration, and conduct additional clinical trials, such as bridging studies and additional safety studies, before we can commence our clinical trials in pediatric populations. Any delays in our planned clinical development activities for pediatric patients could have an adverse effect on our business operations.

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

Other than the initiation of our first clinical trial in September 2022 for TN-301, we have not initiated or completed any clinical trials. We may experience numerous unforeseen events during, or as a result of, preclinical studies or clinical trials that could delay or prevent receipt of marketing approval or our ability to commercialize our product candidates, including:

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

Our product candidates may cause serious adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could delay or prevent regulatory approval or market acceptance, or even if approval is received, require them to be taken off the market, include new safety warnings, contraindications or precautions, or otherwise limit their commercial potential or result in significant negative consequences.

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

If further serious adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, EMA, other comparable regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies, result in marketing approval with restrictive label warnings or for limited patient populations, or result in potential product liability claims. Any of these developments could materially harm our business, financial condition and prospects. Further, if any of our product candidates obtains marketing approval, toxicities associated with such product candidates previously not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the product or the withdrawal of the product from the market. No regulatory agency has made any determination that any of our product candidates or discovery programs is safe or effective for use by the general public for any indication. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or early-stage clinical trials.

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

We may experience delays if our clinical trial sites limit their onsite staff or temporarily close as a result of the COVID-19 pandemic, including the effects of new variants. In addition, patients may not be able to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the COVID-19 pandemic. These factors resulting from the COVID-19 pandemic could delay the anticipated readouts from our clinical trials and our regulatory submissions.

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
•
the perceived risks and benefits of novel, unproven approaches;
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

The manufacture of drugs is complex, and we or our third-party manufacturers and suppliers may encounter difficulties in production. If we or any of our third-party manufacturers or suppliers encounter such difficulties, our ability to provide adequate supply of our product candidates for preclinical studies or clinical trials or our products for patients, if approved, could be delayed or prevented.

Manufacturing drugs, especially in large quantities, is complex and may require the use of innovative technologies. Each lot of an approved drug product must undergo thorough testing for safety identity, strength, quality, purity and potency. Manufacturing drugs requires key materials and facilities specifically designed for and validated for this purpose, as well as sophisticated QA and QC procedures. Slight deviations anywhere in the manufacturing process, including manufacturing drug substance, drug product filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures or product recalls. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable quality and efficacy of the products before and after such changes. If we or our third-party manufacturers or suppliers are unable to produce sufficient quantities for preclinical studies or clinical trials or for commercialization as a result of these challenges, or otherwise, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

Although some of our employees have experience in the manufacturing of biopharmaceutical products from prior employment at other companies, we as a company have no prior experience in manufacturing. We may face delays or increased costs in the production of clinical supply at our manufacturing facility, including as a result of COVID-19 or otherwise. We cannot guarantee when our facility will be able to produce sufficient quantities of product candidates needed to support our preclinical studies and ongoing and planned clinical trials. In addition, government approvals will be required for us to operate our manufacturing facility and can be time-consuming to obtain, and there can be no assurance that such approval will be obtained. As a manufacturer of pharmaceutical products, we also will be required to demonstrate and maintain compliance with cGMP requirements related to production processes, quality control and assurance and recordkeeping. Furthermore, maintaining manufacturing operations may require a reallocation of other resources and management time, as well as potentially significant capital expenditures, particularly in areas relating to operations, quality, regulatory, facilities and information technology. We also may encounter problems hiring and retaining the experienced scientific, quality control and manufacturing personnel needed to operate our manufacturing facility and processes. If we experience unanticipated employee shortage or turnover in any of these areas, we may not be able to effectively manage our ongoing manufacturing operations and we may not achieve the operating efficiencies that we anticipate from developing these capabilities, which may negatively affect our product development timelines or result in difficulties in maintaining compliance with applicable regulatory requirements.

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

To date, our product candidates have been manufactured in quantities adequate for preclinical studies and our first Phase 1 clinical trial for TN-301. In order to conduct clinical trials for a product candidate and for commercialization of the resulting product if that product candidate is approved for sale, we will need to manufacture product candidates in larger quantities. We may not be able to successfully repeat or increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner or at all. Significant changes or scale-up of manufacturing may require additional validation studies, which are costly and which regulatory authorities must review and approve. In addition, quality issues may arise during those changes or scale-up activities. If we are unable to successfully manufacture of any of our product candidates in sufficient quality and quantity, the development of that product candidate and regulatory approval or commercial launch for any resulting products may be delayed or there may be a shortage in supply, which could significantly harm our business.

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
•
perceived safety and efficacy profile and ease of use for pediatric patient population if approved for a pediatric indication;
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

In September 2022, the FDA cleared our IND application for TN-301 and we began dosing TN-301 in humans in a Phase 1 clinical trial. We have not submitted for, or obtained, regulatory approval for any other product candidate, and it is possible that none of our product candidates will ever obtain regulatory approval. Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control. We cannot provide any assurance that any product candidate we may develop will progress through required clinical testing and obtain the regulatory approvals necessary for us to begin selling them.

Other than the initiation of our first clinical trial in September 2022 for TN-301, we have not initiated, conducted, managed or completed any clinical trials nor managed the regulatory approval process with the FDA or any other regulatory authority. Applications for our product candidates could fail to receive regulatory approval for many reasons, including the following:

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022. Under current legislation, starting on April 1, 2022, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of the sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

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

Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

In 2017, the U.S. government enacted the Tax Act, which as modified by the CARES Act, includes significant changes to the taxation of business entities. These changes include, among others, a reduction in the orphan drug tax credit from 50% to 25% of qualifying expenditures. When and if we become profitable, this reduction in tax credits may result in an increased federal income tax burden on our orphan drug programs as it may cause us to pay federal income taxes earlier under the revised tax law than under the prior law and may increase our total federal tax liability attributable to such programs. Further, on January 1, 2022, a provision of the Tax Act went into effect that eliminates the option to deduct research or experimental expenditures in the year incurred and instead requires taxpayers to amortize such costs over five years or 15 years in case of any expenditures attributable to foreign research. We are currently evaluating the potential impact. Additionally, in August 2022, the U.S. government enacted the Inflation Reduction Act, which implements a 15% tax on book income, and the current administration has proposed a number of other tax law changes applicable to our business. These changes would further increase our total federal tax liability when and if we become profitable.

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

As of September 30, 2022, we had more than 140 full-time employees. In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

If any data breach or other security incident were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Further, any such event that leads to loss, damage, or unauthorized access to, or use, alteration, disclosure or dissemination of, personal data, including personal data regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to substantial liability under laws, rules, regulations and standards that protect the privacy and security of personal data, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business. Additionally, we maintain limited cybersecurity insurance and therefore the successful assertion of one or more large claims against us in connection with a breach or other cybersecurity-related matter could adversely affect our business, financial condition, results of operations and prospects.

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

In Europe, expected by the end of 2023, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our preclinical studies and our ongoing clinical trial, and plan to rely on third parties to conduct future clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies or to comply with applicable regulatory requirements, which may harm our business.

We utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs and strategic partners to conduct and support our preclinical studies and our ongoing clinical trial and plan to continue to do so for our future clinical trials. These third parties have had and will continue to have a significant role in the conduct of our preclinical studies and clinical trials and the subsequent collection and analysis of data.

These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we have limited ability to control the amount or timing of resources that any such third party will devote to our preclinical studies or our clinical trials. Furthermore, the competition for third parties has increased as a result of the COVID-19 pandemic. The third parties we rely on for these services may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. Some of these third parties may terminate their engagements with us at any time. We also expect to have to negotiate budgets and contracts with CROs and clinical trial sites and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs. If we need to enter into alternative arrangements with, or replace or add any third parties, it would involve substantial cost and require extensive management time and focus, or involve a transition period, and may delay our drug development activities, as well as materially impact our ability to meet our desired clinical development timelines.

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

We rely on third parties for the production of certain of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of product candidates or such quantities will be available at an acceptable cost, which could delay, prevent or impair our development efforts.

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

The price of our stock is volatile, and you could lose all or part of your investment.

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

As of September 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 75% of our common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. For example, we filed: (i) on August 10, 2022, a shelf registration statement on Form S-3 with the SEC that became effective on August 17, 2022 and allows us to undertake various equity and debt offerings up to $300.0 million; and (ii) on August 17, 2022, a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of up to $75.0 million of our common stock from time to time through an “at-the-market” program under the Securities Act. To date, we had not sold any shares under our “at-the-market” program.

Moreover, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act of 1933, as amended (Securities Act), would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. If these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

(c)
Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
1.1	Sales Agreement, dated August 10, 2022, by and between Tenaya Therapeutics, Inc. and SVB Securities LLC	S-3	333-266741	1.2	8-10-2022

3.1	Amended and Restated Certificate of Incorporation of Tenaya Therapeutics, Inc.	8-K	001-40656	3.1	8-3-2021

3.2	Amended and Restated Bylaws of Tenaya Therapeutics, Inc.	8-K	001-40656	3.2	8-3-2021

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Tenaya Therapeutics, Inc.

Date: November 10, 2022	By:	/s/ Faraz Ali, M.B.A.
Faraz Ali, M.B.A.
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Leone D. Patterson, M.B.A.
Leone D. Patterson, M.B.A.
Chief Financial and Business Officer (Principal Financial and Accounting Officer)