Form 10-K
period 2022-12-31
Tenaya Therapeutics, Inc.
filed 2023-03-08
CIK 1858848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM___________TO___________

Commission File Number 001-40656

TENAYA THERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	81-3789973
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
171 Oyster Point Boulevard, Suite 500 South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 825-6990

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.0001 par value per share	TNYA	Nasdaq Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Stock Market on June 30, 2022 was $156,445,652.

The number of shares of Registrant’s Common Stock outstanding as of March 2, 2023 was 66,865,250.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s 2022 fiscal year ended December 31, 2022.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, investors can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “vision,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements about:

•
our vision to change the treatment paradigm for heart disease;
•
the ability of our ongoing preclinical studies and ongoing or planned clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
•
the timing, dosing, patient enrollment and populations, progress, and results of preclinical studies and ongoing or planned clinical trials for our current product candidates and other product candidates we may develop;
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
•
the size and the number of patients of the market opportunities we address with our product candidates;
•
our manufacturing, commercialization, and marketing capabilities and strategy;
•
our competitive position and the success of competing therapies that are or may become available;
•
our plans relating to the further development of our product candidates, including additional indications and targets we may pursue;
•
the impact of existing laws and regulations and regulatory developments in the United States, Europe and other jurisdictions;
•
our intellectual property position, including the scope and length of protection we are able to establish and maintain for intellectual property rights covering our current product candidates and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
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

•
our estimates regarding expenses, operating losses, future revenue, cash outlays, capital requirements and needs for additional financing, including expenses arising as a result of being a public company;
•
our financial performance;
•
our facilities;
•
the period over which we estimate our existing cash, cash equivalents and investments in marketable securities will be sufficient to fund our future operating expenses and capital expenditure requirements;
•
the impact of critical accounting policies on investor’s ability to understand our financial performance; and
•
our expectations regarding the period during which we will remain an emerging growth company under the JOBS Act.

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company committed to a bold mission: to discover, develop and deliver potentially curative therapies that address the underlying drivers of heart disease. Heart disease is the leading cause of death in the world, representing an estimated 32% of all global fatalities. In the United States (U.S.), one in every five deaths is attributable to heart disease, and an estimated 40,000 infants are born each year with congenital heart disease. While there is a clear need for improved treatments, the rate of cardiovascular drug product approvals has declined in recent years and few of the approved treatments address the underlying cause of such diseases.

Leveraging an improved understanding of the genetic causes of heart disease as well as an increased recognition that precision medicine initiatives may accelerate the advancement of scientific breakthroughs, our vision is to change the treatment paradigm for heart disease and in doing so, improve and extend the lives of patients. Roughly one-third to one-half of all heart diseases are linked to genetic risks, regardless of major racial and ethnic backgrounds, and there are over 250 known genetically defined disorders where the primary source of morbidity and mortality involves the heart. Our collective understanding of the links between heart disease and genetic factors is increasing exponentially, creating new opportunities for the advancement of novel disease-modifying therapeutics that target the underlying cause of disease.

We are advancing a deep and diverse pipeline of therapeutic programs intended for both rare and highly prevalent forms of heart disease. Each of our lead product candidates, TN-201, a gene therapy for myosin binding protein C3 (MYBPC3)-associated hypertrophic cardiomyopathy (HCM), TN-301, a small molecule for heart failure with preserved ejection fraction (HFpEF), and TN-401, a gene therapy for plakophilin 2 (PKP2)-associated arrhythmogenic right ventricular cardiomyopathy (ARVC), emerged from our proprietary integrated drug discovery platforms and has progressed to the clinic or late-stage preclinical development with the support of our core internal capabilities.

In addition to our lead product candidates, we have multiple early-stage programs progressing through pre-clinical development. These programs include an adeno-associated virus (AAV)-based gene therapy designed to express the Dwarf Open Reading Frame (DWORF) gene in the heart with potentially broad utility in dilated cardiomyopathy (DCM), as well as our reprogramming program for cardiac regeneration which aims to replace heart cells lost in patients experiencing heart failure due to prior myocardial infarction (MI). While these named programs have reached candidate selection stage, we also have numerous earlier-stage programs emerging from our proprietary product platforms to address other forms of heart failure.

Our distinct, but interrelated Gene Therapy, Cellular Regeneration and Precision Medicine platforms and suite of integrated capabilities support our efforts to discover disease-modifying treatments focused on heart disease in a modality-agnostic manner. We also continue to invest in complementary new technologies and the optimization of our existing proprietary capabilities, including the use of human-induced Pluripotent Stem Cell (iPSC) disease models, machine learning and phenotypic screening, capsid engineering and novel promoter constructs to enable the discovery, design, delivery and development of therapeutics that are best suited to a given cardiovascular condition. In 2022 we also launched operations of our Genetic Medicines Manufacturing Center (GMMC) based in Union City, CA. The facility utilizes a modular, scalable design to produce AAV-based gene therapies under current Good Manufacturing Practice (cGMP) standards.

Our Product Pipeline

Our pipeline includes programs that have emerged from our internal efforts, as well as programs that are based on intellectual property licensed from academic institutions.

* US Prevalence refers to the number of patients in the U.S. with the indication based on publicly available market data

TN-201: TN-201 is our potential first-in-class gene therapy for adults and children with HCM due to MYBPC3 gene mutations, the most common cause of familial HCM. MYBPC3-associated HCM is estimated to affect more than 115,000 patients in the U.S. These mutations can cause the heart walls of affected individuals to become significantly thickened, leading to fibrosis, abnormal heart rhythms, cardiac dysfunction and heart failure. HCM is a chronic, progressive condition and those diagnosed with disease often experience significant impairment in overall heart function and quality of life. Those with sarcomeric genetic mutations, such as MYBPC3, are at increased risk of early disease onset, accelerated disease progression and disease-related mortality. TN-201 uses a differentiated approach to deliver a functional MYBPC3 gene to the heart utilizing a recombinant AAV serotype 9 (AAV9) capsid to restore expression of the cardiac myosin binding protein (MyBP-C) to halt disease progression and potentially reverse the course of genetic HCM following a single intravenous injection. TN-201 has received orphan drug designation from the FDA and orphan medicinal product designation from the European Commission (EC). In January 2023, we received notification from the FDA that clinical testing of TN-201 may proceed, and in the third quarter of 2023, we expect to begin dosing patients in a Phase 1b multi-center, open-label clinical trial, designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-201. Data from the trial is anticipated in 2024.

TN-301: TN-301 is our highly specific small molecule inhibitor of histone deacetylase 6 (HDAC6). TN-301 is initially being developed for the potential treatment of HFpEF. HFpEF is characterized by a stiffening of the heart muscle resulting in an inability for the left ventricle (LV) to relax properly during normal heart rhythm, referred to as diastolic dysfunction. There are several cellular processes thought to underly the pathophysiology of HFpEF including increases in fibrosis and inflammation and defects in metabolism. Although HFpEF accounts for approximately 50% of all heart failures, there are few proven treatment options. We are currently conducting a Phase 1 clinical trial in healthy adult participants to evaluate the safety, tolerability, pharmacokinetics (PK) and pharmacodynamics (PD) of escalating oral doses of TN-301. The Phase 1 clinical trial is being conducted in two stages: a single-ascending dose (SAD) stage and a multiple-ascending dose (MAD) stage. Data from both the SAD and MAD stages of the trial are anticipated in the second half of 2023.

TN-401: We are developing a potential first-in-class AAV-based gene therapy, TN-401, designed to deliver a functional PKP2 gene in adults with ARVC due to a PKP2 genetic mutation. PKP2-associated ARVC is estimated to affect more than 70,000 patients in the U.S. PKP2 mutations can cause enlargement of the right ventricle (RV) in affected individuals, replacement of heart muscle with fibrotic tissue and fatty deposits, and severely abnormal heart rhythms (arrhythmia) that can make it harder for the heart to function properly and result in sudden cardiac death in some adults and children. Our product candidate, TN-401, has demonstrated prevention of disease progression and survival benefit after a single dose in a mouse model of ARVC, as well as tolerability in a pilot non-Good Laboratory Practices (GLP) toxicology and biodistribution study. TN-401 has received orphan drug designation from the FDA. We have initiated investigational new drug application (IND)-enabling studies for TN-401 and expect to submit an IND to the FDA in the second half of 2023 to enable clinical development of TN-401.

Early-Stage Research Efforts: In addition to our lead product candidates, we have multiple early-stage programs progressing through preclinical development, including an AAV-based gene therapy designed to express the DWORF gene in the heart with potentially broad utility in DCM and a cellular reprogramming program for cardiac regeneration which aims to replace heart cells lost due to prior MI. Our researchers are conducting preclinical testing of these and several other genetically targeted leads emerging from our proprietary product platforms to address other forms of heart failure. In addition to our novel drug discovery efforts, we continue to invest in the further development of our gene therapy-enabling technologies and capabilities. Among the most advanced of these initiatives is an effort to identify novel AAV capsids designed to deliver cardiac gene therapy with enhanced specificity and expression compared to current AAV vectors, with the goal of optimizing gene therapy safety, dosing and efficacy.

Our Product Platforms

We have established three distinct but interrelated product platforms -- Gene Therapy, Cellular Regeneration and Precision Medicine -- to discover novel therapies for various forms of heart disease. These platforms bring together differentiated science, capabilities, and intellectual property to enable multi-modality drug discovery. We believe these three product platforms, together with our suite of proprietary capabilities, provide us greater insight into disease processes, create more opportunities for successful drug development, mitigate scientific risks, and differentiate our efforts relative to competitors.

1.
Our Gene Therapy platform uses AAVs to deliver healthy genes to specific cells in the heart to correct or compensate for functional defects. While our lead gene therapy programs utilize AAV9 to deliver healthy genes to the heart, we have the ability to use both known AAV capsids as well as novel capsids identified through our internal capsid engineering capabilities. In the future, we may also explore other delivery options, including non-viral delivery. Depending on the nature of the disease, we may target cardiomyocytes, cardiac fibroblasts, or other cells important to the proper functioning of the heart. The product candidates arising from this platform are intended to overcome the shortcomings of traditional therapies that are not able to address the underlying problems that contribute to heart disease. We believe this platform has potentially broad utility for both rare and prevalent forms of heart disease.
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
3.
Our Precision Medicine platform for target identification uses human genetic information combined with phenotypic high throughput screening in our proprietary human iPSC-CM models of human disease and machine learning algorithms for the identification and validation of novel targets for heart diseases. Targets may be further characterized using three-dimensional human engineered heart tissues. By leveraging human cells and tissues to identify and/or validate heart disease targets, this platform is intended to overcome the shortcomings of traditional drug development efforts that rely more heavily on insights from animal models. We believe this platform may also help identify promising drug targets directed to sub-populations of patients who are more likely to respond to such targeted product candidates. We believe this platform has potentially broad utility for the identification of targets and therapies in a modality-agnostic manner—including gene therapy, small molecules, and biologics—for both genetic and non-genetic forms of heart disease.

Our Core Capabilities

Foundational to our research and drug discovery efforts are our proprietary integrated core capabilities that collectively support discovery of novel targets, in vitro optimization and validation of leads, rapid product development, precise product delivery, and efficient production, which ultimately improves the probability of technical and regulatory success of our product candidates.

Our five core capabilities include:

1.
Disease Models. We have internalized the ability to create and integrate proprietary in vitro and in vivo models within our research organization, as existing models of human heart disease may not be adequate to assess the efficacy or safety of novel therapies. Our disease modelling capabilities serve to facilitate the discovery of new leads and to characterize the activity of existing leads as we move through preclinical development. For our in vitro human iPSC-CM disease models, we use multiple methods to induce phenotypes within cell lines that simulate human diseases and then use these models for high throughput target identification and drug discovery. For our in vivo disease models, we have a dedicated onsite in vivo pharmacology group and vivarium, where we have established approximately 17 rodent heart disease models, both genetic and non-genetic, and can dose animals, perform heart surgeries, and use non-invasive imaging to assess the impact of our therapies under development.
2.
Capsid Engineering. We have established in-house AAV capsid engineering capabilities and have successfully screened over one billion variants from more than 30 diverse, proprietary AAV libraries in multiple in vitro, in vivo, and in silico models to discover novel AAV capsids that can target the different types of cells in the heart. We have generated preclinical data to support the superiority of these capsids over parental variants in multiple species against multiple attributes to assess their potential to translate across species and into humans. Our next-generation capsids are designed to have desirable properties including the ability to more selectively target the heart versus other organs, as well as lower susceptibility to neutralizing antibodies. We believe our capsid engineering efforts will be critical in supporting the successful clinical development of future product candidates and enabling those product candidates, if approved, to reach more patients.
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
5.
Manufacturing. We have internalized and integrated both cGMP and non-GMP AAV manufacturing capabilities to support our emerging portfolio of gene therapy and cellular regeneration product candidates. This includes an in-house team of approximately 45 personnel that can support process development, analytical development, quality control (QC) and GMP manufacturing. In addition, we have established a Quality Management System to oversee our GxP operations, including cGMP, GLP and Good Clinical Practices (GCP). To date, we have produced non-clinical material involving multiple parental AAV capsids at the 50L and 200L scales to support early research and IND-enabling studies in small and large animal models, as well as clinical material at the 1000L scale to support our first-in-human clinical studies. Our GMMC, a cGMP facility, is strategically located near our research labs in the San Francisco Bay Area to enable smooth scale-up of production to support our clinical studies. We have both in-licensed and internally developed manufacturing technologies to support programs emerging from our Gene Therapy and Cellular Regeneration Platforms.

Overview of Heart Disease

Heart disease is the leading cause of death in the world, representing an estimated 32% of all global fatalities. In the U.S., more than 30 million adults, or approximately 12% of the adult population, are diagnosed with heart disease. In addition, an adult dies from a cardiovascular-related health condition, such as a heart attack every 34 seconds, a gruesome statistic that translates to approximately one in five deaths in the U.S. The picture is equally bleak at the other end of the age spectrum, as approximately 40,000 infants are born in the U.S. every year with congenital heart disease, the leading cause of birth defect-related morbidity and mortality. There are over 250 known genetically defined disorders where the primary source of morbidity and mortality involves the heart, but there are few approved products that target the underlying genetic causes of such heart diseases. Recent analysis has shown that after decades of reduction in the mortality rate due to heart failure, these rates are once again rising, highlighting the need for improved treatments.

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

Heart Failure

Heart failure is a heart condition in which the heart’s pumping capacity is not adequate to meet the demands for blood and oxygen required by the rest of the body. Heart failure can be the result of a range of conditions that lead to weakening of the heart muscle. Conditions that can be associated with the development of heart failure include a heart attack, uncontrolled high blood pressure, congenital heart defects, and genetic cardiomyopathies.

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

Historic Challenges in the Development of Novel Therapies for Heart Disease

•
Most development efforts have focused on treating symptoms rather than targeting the underlying causes of diseases. First-line therapies for heart failure such as generic small molecules, including angiotensin-converting enzyme (ACE) inhibitors, angiotensin II receptor blockers, beta blockers, aldosterone antagonists, and diuretics, act by reducing blood pressure or fluids to mitigate disease symptoms rather than altering the course of disease.
•
Identifying relevant disease-modifying targets is challenging. There is a high reliance on animal models that are not always predictive of human heart disease. There is only an approximately 5% overall probability of successful drug development from Phase 1 through commercialization for heart disease, among the lowest of all therapeutic areas.
•
Genetic diagnosis and genetic counseling are limited. Most patients presenting with heart disease do not currently obtain a genetic test as part of their diagnosis. Given there are almost no therapies that are targeted at the underlying genetic cause of the disease, physicians may believe a genetic test will not influence treatment and management decisions. Additionally, even when patients do receive a genetic diagnosis, genetic counseling and family screening are not commonly employed. As a result, family members who may be at risk of disease are not consistently identified. This lack of genetic testing also limits the availability of patients for clinical trials of genetic medicines in heart disease.
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
•
Gene therapy science for the heart is still maturing. Early gene therapy efforts, including an AAV-based effort using AAV1 to deliver sarcoplasmic/endoplasmic reticulum Ca2+ ATPase 2a (SERCA2a) for the treatment of heart failure saw promising preclinical and early clinical results, but were stymied following unsuccessful later-stage studies. These first-generation gene therapy efforts for the heart did not have the benefit of more recent advances in capsids, promoters, delivery, and manufacturing. More recent efforts directed at rare, genetic cardiomyopathies have provided encouraging early clinical evidence of disease-modification.
•
Regulatory requirements focus on survival and hospitalization outcomes. Historically, cardiovascular drug development has involved large clinical studies to demonstrate a survival benefit or reductions in hospitalizations over and above standard-of-care. This has translated into a need for very large, long, and expensive randomized and placebo-controlled clinical studies. Only more recently has the FDA indicated a willingness to consider endpoints demonstrating measurable improvements in symptoms and heart function as being potentially approvable for certain types of heart diseases, including HCM.
•
Costs of development are high. In part due to the historical need for very large clinical studies, drug development for new therapies of heart disease has been very long and expensive. A recent analysis demonstrated that, on average, biopharmaceutical companies spent $1 billion in clinical development per cardiovascular drug product approval, the highest ratio among all therapeutic areas.
•
Patient access barriers are challenging. In addition to being a leading cause of death, heart disease is one of the largest and most expensive categories for payers. The U.S. spends approximately $219 billion per year on cardiovascular disease. The total direct and indirect costs of heart failure are expected to increase to $70 billion by 2030. As a result, heart disease is an area of focus for cost-containment and price sensitivity for new therapies for both private and public payers.

These factors have contributed to a decline in successful heart disease drug development. Between 2000 and 2009, FDA approvals for new cardiovascular drug products declined by approximately 33% compared with the prior decade. While heart disease is a leading cause of death in the world, fewer resources have been mobilized in support of new therapies for heart disease relative to investment in other therapeutic areas, such as oncology and diseases of the central nervous system.

However, there are recent signs of improvement. There is increasing insight into the genetic causes of heart disease and a greater push for more consistent genetic testing and family counseling supported by (1) updated clinical practice guidelines such as 2020 American College of Cardiology and American Heart Association recommendations for patients with HCM, (2) the push by patient advocacy organizations for mandatory screening of young athletes, and (3) increased availability of accessible genetic testing covering more than 150 relevant genes associated with inherited arrhythmia and cardiomyopathy conditions. There are also a small but growing number of examples of clinical success with precision medicine approaches in cardiology, including in genetic cardiomyopathies. In addition, the FDA continues to issue important guidance to help streamline the development of gene therapies and mitigate safety and tolerability concerns that can delay the drug development timeline.

We believe with the evolving understanding of heart disease in the scientific community and the general public, there are significant opportunities where we can benefit from and support the evolution towards more precise diagnosis, drug development, and treatment for heart disease, as depicted in the diagram below.

Our Strategy

Our goal is to become a leading, fully integrated biotechnology company delivering next-generation therapies that address the underlying causes of heart disease identified through our multi-modality product platforms. We are taking advantage of an expanded understanding of heart biology and advances in the science of genetics and disease models to discover, develop, manufacture and ultimately commercialize a deep and diverse pipeline of novel heart disease therapies. The key components of our strategy to achieve these goals are:

•
Focus exclusively on heart disease. Heart disease remains a leading cause of death globally, and the unmet medical need remains high. We see significant opportunity to address this sizable market with our dedicated strategy. The heart is a complex organ to target, in part due to the tightly regulated and coordinated electrophysiological and biomechanical properties that can complicate delivery of effective therapies and necessitates a deep understanding of heart biology. Our laser focus leads to insights that underpin our foundational and differentiated capabilities to address challenges that have historically presented barriers to the successful development of novel therapies for the heart.
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

•
Discover novel therapies using integrated product platforms. To address the wide range of issues in heart diseases, we are advancing science from three distinct product platforms that tackle different problems that have historically plagued drug development in the field of cardiology: (i) our Gene Therapy platform enables the development and delivery of a wide variety of therapeutic payloads more precisely to heart tissue, (ii) our Cellular Regeneration platform enables the replacement of heart cells lost to disease and (iii) our Precision Medicine platform enables the discovery of targeted therapies in a modality-agnostic fashion. Underpinning these platforms is a suite of bespoke internal core capabilities designed to increase the speed with which we can conduct discovery, improve the precise delivery of drug products to the tissues where they can have the desired effect while maximizing safety and productivity. These platforms represent distinct but interrelated product engines that we believe will enable a robust pipeline of promising product candidates while also mitigating overall scientific risk.

•
Target defined sub-populations of patients most likely to respond to our therapies. We seek to focus on patient populations where the genetic cause of the disease is well-established, including genetic cardiomyopathies and other monogenic disorders. We also seek to use different strategies to sub-segment larger heart failure populations, such as HFpEF and heart failure with reduced ejection fraction (HFrEF), through the use of genetics or biomarkers to improve selection of patients with attributes that are more suited to the specific mechanism of action of a given therapeutic candidate. We believe this strategy can accelerate clinical development, reduce overall development costs, and improve the probability of clinical and regulatory success.
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
•
Advance a deep and diverse pipeline of therapies. The diversity of our programs illustrates the ambition of our vision and the versatility and depth of our scientific approach. We are currently advancing therapeutics for both rare and prevalent heart diseases across multiple treatment modalities. Our most advanced rare disease programs include two AAV-based gene therapy candidates: TN-201, our product candidate for MYBPC3-associated HCM and TN-401, our product candidate for PKP2-associated ARVC. We are also advancing TN-301, a small molecule inhibitor of HDAC6 intended to address HFpEF. Following closely at the candidate selection stage is a DWORF gene therapy for the potential treatment of DCM and a cellular reprogramming program for cardiac regeneration which aims to replace heart cells lost in patients experiencing heart failure due to prior MI. We are also working on several other early-stage programs, that we believe will add to our future pipeline opportunities.
•
Seek partnerships that can expand our reach and accelerate our efforts. We believe our singular focus on heart disease and extensive platform and core capabilities make us a potential partner of choice for academics and larger companies alike who wish to access deep expertise in next-generation therapies for heart disease. We also strategically evaluate collaborations and partnerships with biopharmaceutical companies that may have more robust and complimentary capabilities and resources to accelerate the development and maximize the availability and potential of our product candidates, particularly for more prevalent indications.
•
Become a fully integrated biopharmaceutical company with commercial capabilities. We aim to discover, develop, manufacture, and eventually commercialize therapies, with an initial focus on those therapies for rare disease populations that could be marketed by a relatively small salesforce.

Our Programs

TN-201: Gene Therapy for MYBPC3-associated HCM

We are developing TN-201, an investigational and potential first-in-class gene therapy for MYBPC3-associated HCM. MYBPC3 genetic mutations are the most common cause of familial HCM, estimated to affect more than 115,000 patients in the U.S. These mutations can cause the heart walls of affected individuals to become significantly thickened, leading to fibrosis, abnormal heart rhythms, cardiac dysfunction, heart failure, and increased risk of sudden cardiac death. TN-201 is an AAV-based gene therapy designed to deliver a fully functional MYBPC3 gene to restore normal levels of the cardiac MyBP-C protein and in order to halt disease progression and reverse the course of genetic HCM after a single treatment. Based on publicly available information we believe TN-201 has the potential to be the first treatment to address the underlying genetic cause of this disease.

Overview of HCM

HCM is a condition in which the heart walls become thickened (hypertrophy), resulting in a reduced ability of the LV to relax and fill (diastole) and pump (systole) blood effectively with each contraction. HCM is a chronic, progressive disease associated with significant impairment to patients’ overall quality of life, as well as an elevated risk of sudden cardiac death. Symptoms include chest pain, shortness of breath (dyspnea), fainting (syncope), fatigue and palpitations. As the disease progresses, patients may suffer premature death due to end-stage heart failure or malignant ventricular arrhythmia (VA) sometimes leading to sudden cardiac death or stroke. Disease onset can occur at any age, with HCM most frequently emerging in adults in their mid-40s. When HCM emerges in children and young adults, disease course is typically more aggressive and prognosis is worse than that observed in older patients. While a relatively rare occurrence, HCM is the leading cause of sudden cardiac death in young adults.

HCM is estimated to affect one in every 500 people, approximating more than 600,000 people in the U.S. A majority of HCM patients are currently undiagnosed, with diagnosis typically starting with the onset of symptoms, family screening, or the discovery of an abnormal electrocardiogram (ECG) pattern. A clinical diagnosis of HCM in adults is defined as a left ventricular wall thickening of greater than 15mm. Patients with HCM can present with either the obstructive form (oHCM) or the nonobstructive form (nHCM) of the disease. Both forms of the disease involve significant LV hypertrophy; however, in oHCM, the thickening of the LV wall is such that the LV outflow tract (LVOT) narrows and “obstructs” the proper flow of blood to the rest of the body. Nonobstructive HCM is more frequently characterized by diastolic dysfunction resulting in increased LV filling pressures that leads to chest pain and dyspnea.

An example of a heart from a patient who had oHCM is shown below, characterized by LV hypertrophy, high LV mass, LVOT narrowing, an overall small LV, and fibrosis.

The genetic causes of HCM may be diverse, but approximately 60% of patients with HCM have clearly identifiable familial disease with an autosomal dominant pattern of inheritance. To date, more than 2,000 mutations in eleven or more genes have been linked to HCM. Those with sarcomeric genetic mutations, including the MYBPC3 gene, are at increased risk of early disease onset, accelerated disease progression and disease-related mortality. Mutations in the MYBPC3 gene are the most common cause of HCM, estimated to represent approximately 19% of the overall HCM population and to affect approximately 115,000 patients in the U.S.

The MYBPC3 gene encodes the MyBP-C protein, which forms a key component of the cardiac sarcomere, the fundamental contractile unit of the cardiomyocyte. MyBP-C protein is central to regulation of both contraction and relaxation of the cardiac muscle. MYBPC3 gene mutations result in both oHCM and nHCM, with one study involving a series of more than 1000 patients finding that 69% of patients with truncating MYBPC3 mutations had nHCM, while 31% presented with LVOT characteristic of oHCM. The schematic below illustrates the cellular localization of MyBP-C within the heart. Cardiomyocytes contain multiple myofibrils, which are comprised of myofilaments containing many sarcomeres. The sarcomeres contain thin filaments containing actin and thick filaments containing myosin; the myosin head binds and pulls actin like a hand on a rope and thus supports normal muscle contraction.

The reduced MyBP-C protein levels associated with heterozygous mutations in the MYBPC3 gene result in increased activity of the myosin contractile machinery, which over time leads to LV muscle thickening, known as hypertrophy, excess deposition of extracellular matrix in the cardiac muscle, known as fibrosis, and disorganized muscle cells. As a result, the LV wall stiffens, and the chamber is reduced in size, decreasing the heart’s ability to pump. The contractile strength of the muscle declines in some cases, resulting in LV systolic dysfunction, which ultimately can necessitate advanced therapies, such as an LV assist device (LVAD) or transplantation, in the most severely affected patients. Fibrosis and muscle cell disarray may also lead to arrhythmias in some patients, including life-threatening VA and atrial fibrillation, which can lead to stroke.

Infants with homozygous MYBPC3 gene mutations represent a particularly severe patient group with high risk of death within a year after birth without heart transplantation. With no ability to produce MyBP-C protein and no available treatment to address the underlying genetic mutation, the only option for this young patient population is a heart transplant.

HCM patients who are heterozygous for MYBPC3 gene mutations are typically diagnosed earlier in life, have more severe disease associated with increases in arrhythmia, sudden cardiac death and cardiovascular mortality as compared to genotype negative HCM patients.

Analysis of the hearts of patients who carry truncation mutations of the MYBPC3 gene show on average an approximately 40% reduction in the level of functional MyBP-C protein. In the most severe cases in which both copies of the gene are affected, there is a complete lack of functional MyBP-C protein expression. We believe these findings support the idea that mutations of the MYBPC3 gene cause human disease through haploinsufficiency, and also support the hypothesis that gene replacement may address the underlying cause of disease by increasing the levels of functional MyBP-C protein.

The current goal of HCM treatment is to relieve symptoms and prevent sudden cardiac death in people at high risk. In current guideline-directed care, patients are typically prescribed one or more symptomatic therapies, including beta-blockers, calcium channel blockers and antiarrhythmics. These therapies do not address the underlying genetic cause of HCM and do not appear to affect disease progression. No randomized clinical trials have assessed these therapies specifically in HCM. The standards of care are slightly different for patients with oHCM versus nHCM, but the unmet need is high in both forms of the disease. Cardioverter-defibrillators may be implanted for patients at high risk for malignant arrhythmias and sudden death. For a subset of oHCM patients with severe and disabling disease, invasive interventions, such as myectomy and septal ablation in which portions of the enlarged septum are removed, may be appropriate. For patients with severe nHCM implantation of an LVAD or a heart transplant may be the only options.

In recent years, a class of agents known as myosin inhibitors have emerged as potential treatments for oHCM and nHCM. One of these agents, mavacamten, was approved by the FDA in April 2022 for the treatment of oHCM. Other agents continue to be evaluated in clinical studies. Currently, there are no therapies approved or in clinical development specifically for HCM patients with MYBPC3 gene mutations.

Our Solution

We are developing TN-201, a potential first-in-class AAV-based gene therapy designed to deliver a fully functional MYBPC3 gene and to restore normal levels of MyBP-C protein, driven by our proprietary cardiac specific promoter. We believe TN-201 has the potential to address the underlying biological basis of disease in adult and pediatric HCM patients with homozygous or heterozygous MYBPC3 gene mutations.

Based on our preclinical data, we believe that gene therapy can achieve highly selective and robust expression of the MYBPC3 gene and has the potential to slow or even reverse the course of MYBPC3-associated HCM, including LV hypertrophy, outflow tract obstruction, heart failure, atrial fibrillation, and malignant arrhythmias. By improving upon these aspects of disease, TN-201 may improve heart functional capacity, stabilize or reverse disease symptoms, reduce the need for invasive treatments and improve survival. As with other AAV-based gene therapies, benefits are expected to be durable and a one-time dose may be sufficient for disease stabilization and potentially reversal.

TN-201 Clinical Development Plan

In January 2023, we received clearance of our IND from the FDA to conduct a Phase 1b clinical trial of TN-201 in symptomatic adults with the nonobstructive form of MYBPC3-associated HCM. We expect to commence patient dosing in the Phase 1b in the third quarter of 2023 and have completed all necessary manufacturing of TN-201 to supply the clinical trial.

The TN-201 Phase 1b is a multi-center, open-label clinical trial designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-201. The trial will seek to enroll at least six symptomatic (New York Heart Association class II or III) adults (ages 18-65) with low tiers of AAV9 neutralizing antibodies who have been diagnosed with MYBPC3-associated nHCM and have an implantable cardioverter defibrillator (ICD). The primary endpoints for the trial include safety and tolerability, PK (as measured by transgene and mRNA expression via cardiac biopsies at 8 weeks and 52 weeks) and PD (as measured by imaging and plasma biomarkers). Additional endpoints include exercise capacity (as measured by a six-minute walk test and peak maximal oxygen consumption (VO2)) and patient-reported outcomes (as measured by a Kansas City Cardiomyopathy Questionnaire). The trial will include a preventative immunosuppressive regimen and close safety monitoring, as well as a 5-year follow-up on safety and efficacy. We expect to assess two dose levels of TN-201 in the trial, starting with 3×1013 vg/kg, a dose associated with near-maximal efficacy in preclinical studies. Three patients are expected to be enrolled in the first dose cohort and will be dosed sequentially, with a pause between patient doses to monitor for safety. An independent safety review following the initial cohort will inform plans for dose escalation to 6×1013 vg/kg, as needed, and/or enrollment of additional patients in the initial cohort. TN-201 has received orphan drug designation from the FDA and orphan medicinal product designation from the EC. Data from the trial is anticipated in 2024.

The Phase 1b clinical trial will be conducted at multiple centers in the U.S. In order to support our development efforts for TN-201, we have initiated two noninterventional studies: a study evaluating seroprevalence to AAV9 antibodies among adults with MYBPC3-associated HCM, and MyClimb, a prospective and retrospective global natural history study focused on pediatric patients with MYBPC3 mutation-associated cardiomyopathy. The objective of the natural history study is to characterize the outcomes, burden of illness, risk factors, quality of life, and biomarkers associated with disease progression in pediatric patients with cardiomyopathy due to MYBPC3 gene mutations, as well as treatments, procedures, and patient outcomes. This study complements existing disease registries focused primarily on adult patient HCM populations and may support and expedite the development of TN-201 in the pediatric patient population. We have activated more than 15 sites in the U.S. and Europe and enrolled more than 100 subjects in the MyClimb study.

Preclinical Evidence Supporting TN-201 Clinical Development Plan

In preclinical studies, we systemically administered a mouse surrogate of TN-201 (AAV:mMybpc3 or mTN-201) in two-week-old Mybpc3 KO mice. The Mybpc3 KO model develops marked LV hypertrophy, poor cardiac function, and dilation at two-weeks of age, comparable to HCM patients with truncating or null mutations. Due to the severe phenotype of the Mybpc3 KO mice and the lack of any MyBP-C protein, this is considered a demanding model to demonstrate efficacy particularly for modeling heterozygous patients, who lack only 35% to 40% of normal sarcomeric MyBP-C protein levels. As shown in the figures below, treatment with mTN-201 improved LV hypertrophy and cardiac function compared to their pre-treatment baseline levels, indicating partial reversal of the disease and dramatically extended lifespan. Treated mice exhibited an absolute improvement of EF of more than

20% versus untreated controls that eventually increases to more than 30% at 13 months, the last echocardiography measurement. EF and LV hypertrophy (LV mass normalized to body weight (BW)) improvements did not diminish over time, suggesting that a single systemic dose may be sufficient for a durable reversal of MYBPC3-associated HCM. Additionally, we observed improvements in LV diameter and ECG measurements. There is also a clear survival benefit with 100% survival in the mTN-201 arm and 100% mortality in the untreated control arm out to 18 months following dosing.

In addition, a dose-response relationship has been demonstrated with mTN-201. As shown below, 1×1013 vg/kg, 3×1013 vg/kg and 1×1014 vg/kg weight-based doses all produced significant improvements in EF, LV hypertrophy, and measures of electrophysiological function (QT interval) at eight months post-injection in the Mybpc3 KO HCM mouse model. The 1×1013 vg/kg dose had the lowest levels of efficacy, while the 3×1013 vg/kg had high improvement in the EF, similar to the 1×1014 vg/kg dose, suggesting a plateau in the dose-response curve. A similar dose response has also been observed with TN-201 in the Mybpc3 KO mouse model.

In our preclinical studies with the Mybpc3 KO model, we have not observed MyBP-C protein levels substantially above normal levels, suggesting that protein accumulation does not occur and lowers the potential concern of overexpression-related toxicities. In addition, histological assessments of mTN-201 treated Mybpc3 KO model murine hearts support the uniform and robust distribution of expression following mTN-201 infusion, suggesting gene therapy may be able to replace the missing MYBPC3 gene uniformly across the heart. This observation is consistent with heart biopsy samples from patients treated with other AAV9-based gene therapies in development.

The figure below demonstrates a restoration of MyBP-C protein levels to wildtype levels within two weeks following a single dose of mTN-201 at the 3×1013 vg/kg and 1×1014 vg/kg dose levels.

Consistent with observed therapeutic benefit, treatment of the Mybpc3 KO mice with mTN-201 is also associated with a substantial reduction of expression of genes associated with fibrosis and B-type natriuretic peptide (BNP), a circulating factor associated with cardiac wall stress.

The figures below show dose-dependent inhibition of expression of genes associated with cardiac strain (Nppa, Nppb, and Myh7) and fibrosis (Col1a1, Col4a1, and Postn) following a single dose of mTN-201 at the 1×1013 vg/kg and 3×1013 vg/kg dose levels.

Treatment with either TN-201 or mTN-201 in the Mybpc3 KO model was not associated with significant BW differences, clinical observations, or differences in histopathological assessments across dose levels. In addition, no impact on BW was observed at dose levels between 3×1013 vg/kg and 6×1014 vg/kg in pilot safety studies in wildtype neonatal mice twelve weeks after dosing.

Differentiating Characteristics for TN-201

During optimization of our MYBPC3 gene therapies, we discovered a cardiomyocyte-specific promoter, TNP-CM1, with improved performance attributes as compared to the standard cardiac troponin T (cTnT) promoter. In vitro and in vivo analyses confirmed that TNP-CM1 significantly increased expression of the MYBPC3 gene compared to what can be achieved with the standard cTnT promoter. See “Business—Our Core Capabilities—3. Promoters and Regulatory Elements.” TNP-CM1 has been tested in a human iPSC-CM disease model, in multiple murine models, and in non-human primates (NHPs). As demonstrated below, our proprietary cassette significantly improved heart function in our Mybpc3 KO mouse model in comparison to a published construct containing a standard cTnT promoter and utilizing the same AAV capsid. These data are also significant as the Mybpc3 KO models were treated at three months of age (rather than two weeks) suggesting that it is possible to reverse cardiac dysfunction even after significant onset of disease.

Tenaya's Construct Outperforms Published Cassette in Mature *Mybpc3* KO Mice

Ejection Fraction (%)
40
30
20
10
0
6
10
14
18
23
27
Weeks post-injection
Mybpc3 KO, Veh.
Mybpc3 KO, Published 1E14
Mybpc3 KO, Tenaya 1E14

TN-301: HDAC6 Inhibitor Program for HFpEF

We are developing an HDAC6 small molecule inhibitor for the potential treatment of HFpEF. HFpEF is one of the greatest areas of unmet need in heart disease with more than three million patients in the U.S. and currently no approved disease-modifying therapies. A complex syndrome, the causes of HFpEF are diverse, but result in a shared pathophysiology with systemic inflammation and metabolic dysfunction leading to hypertrophy, fibrosis, and diastolic dysfunction among other characteristic consequences. The result is high morbidity and mortality in affected individuals. Our product candidate, TN-301, is a differentiated compound with unique chemical structures and high specificity for HDAC6 and based on publicly available information to date, we believe, is the first HDAC6i being developed for HFpEF.

Overview of HFpEF

HFpEF is generally defined as heart failure with an EF greater than or equal to 50%. In patients with HFpEF, the LV is stiffened and does not adequately relax, and increased pressure is needed for the ventricle to properly fill. As a result, blood begins to build up inside the left atrium of the heart and eventually swells into the lungs, veins and tissues of the body. HFpEF is a progressive disease in many patients. Symptoms initially include fatigue, shortness of breath, and tissue swelling, resulting in reduced physical activity. Over time, this results in a substantial limitation in activities and impact on quality of life, and patients are at risk of premature death.

Patients with HFpEF represent approximately half of heart failure patients, with prevalence of the disease anticipated to increase by more than 45% by 2030. The increase in HFpEF prevalence is at least in part due to the high overlap of this condition with diabetes and obesity which are also on the rise in the U.S. and globally. At least half of all hospital admissions for heart failure are related to HFpEF and approximately 24% of the HFpEF population is considered to have New York Heart Association Class III or Class IV disease, representing a disease burden that markedly impacts quality of life and limits physical activity. Among patients hospitalized for HFpEF, readmission for heart failure and mortality rates over a five-year period are as high as 40% and 75%, respectively.

Despite limited data demonstrating efficacy in the HFpEF setting, patients generally receive therapies prescribed for HFrEF, including diuretics, beta-blockers, and ACE inhibitors. Patients with HFpEF are generally not responsive to therapies that have been shown to improve outcomes of patients with HFrEF. Without the development of more effective therapies specifically for HFpEF patients, disease management is mostly directed toward treating associated conditions and symptoms. Recently, a class of glucose lowering drugs known as sodium-glucose cotransporter-2 (SGLT2) inhibitors have demonstrated encouraging evidence of reducing hospitalizations and mortality versus placebo in HFpEF patients, with one such agent approved by the FDA for the treatment of HFpEF. In spite of this recent progress, HFpEF remains one of the greatest unmet needs in cardiovascular medicine.

Our Solution

We are developing TN-301, a highly specific small molecule inhibitor of HDAC6 for the potential treatment of HFpEF. HDAC6 is localized to the cell cytoplasm where it interacts with multiple proteins to coordinate cellular processes. In animal models intended to mimic human HFpEF, our highly selective HDAC6 inhibitors reversed preexisting cardiac hypertrophy and diastolic dysfunction, and improved lung congestion and exercise capacity, all of which are hallmarks of HFpEF.

TN-301 and our related HDAC6 inhibitors were discovered using our distinct Precision Medicine targeted drug discovery platform technologies, involving phenotypic screening and deep learning to human iPSCs. In vitro, our HDAC6 inhibitors demonstrated up to 2500-fold preferential selectivity for HDAC6, reduced sarcomeric damage and enhanced cardiac energetics. In in vivo studies in multiple mouse models of HFpEF, TN-301 and TYA-018, a structurally and functionally equivalent compound used for preclinical testing, demonstrated reductions in inflammation and metabolic dysfunction, as well as decreased fibrosis, hypertrophy and diastolic dysfunction. In a comparison study with the SGLT2 inhibitor empagliflozin, which is approved by the FDA in 2022 for the treatment of HFpEF, both TN-301 and TYA-018 improved glucose tolerance, reduced LV mass and end diastolic pressure and increased diastolic function with comparable efficacy, providing validation for our proprietary HFpEF mouse model and suggesting that preclinical results may translate to the clinic.

TN-301 Clinical Development Plan

We are conducting a randomized (3:1), double-blind, placebo-controlled Phase 1 clinical trial designed to assess the safety and tolerability of escalating oral doses of TN-301 in healthy adult participants. Secondary objectives of the clinical trial will be to assess PK and PD measures. The trial is being conducted in two stages. In the first stage, participants receive single ascending doses of either TN-301 or placebo and based on data from the SAD stage of the trial, including PD evidence of target engagement, participants in the second stage receive multiple ascending doses of TN-301 at dose levels of interest to help guide dosing in future trials. Dosing in the SAD stage of the trial began in September 2022. To date, TN-301 has been generally well tolerated. Initial target engagement (as measured by the PD biomarker of tubulin acetylation) was achieved at dose levels thought to be in therapeutic ranges, enabling the initiation of the MAD stage of the clinical trial, which commenced in February 2023. Data from both the SAD and MAD stages of the trial are anticipated in the second half of 2023.

Preclinical Evidence Supporting TN-301 Clinical Development

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

Comparison with SGLT2 Inhibitors

In order to validate our proprietary murine model of HFpEF we evaluated the efficacy of TYA-018 in comparison with empagliflozin, an SGLT2 inhibitor approved by the FDA for the treatment of HFpEF. HFpEF was induced with a combination of transaortic constriction and DIO to simulate a HFpEF phenotype. Maximally efficacious doses of TYA-018, empagliflozin or vehicle were administered for nine-weeks and compared.

In this model, empagliflozin behaved as anticipated based on the data generated from large clinical trials: fasting glucose and glucose tolerance were improved, and LV hypertrophy and diastolic dysfunction were reduced. TYA-018 demonstrated comparable benefits across multiple measures, including improvements in glucose tolerance, LV mass, LV end diastolic function and diastolic pressure.

TYA-018 also demonstrated superiority in improving markers of cardiac stress, reducing inflammatory markers and improving mitochondrial energy.

Taken together, data from our preclinical comparison studies elucidate the differentiated mechanism of action for HDAC6 inhibition and support the potential of our HDAC6 inhibition preclinical data to translate to the clinic.

PD Biomarker: Measurement of Target Engagement

HDAC6 is a cytoplasmic enzyme and one of its main substrates is tubulin. Increase in acetylated tubulin is a robust and reproducible PD marker with a high dynamic range that can be measured in both the heart and in circulating cells. We have developed an assay suitable for testing PD effect in human peripheral blood mononuclear cells that we intend to use to demonstrate proof-of-activity and target engagement in our clinical trials. The figure below illustrates dose-dependent increases in tubulin acetylation levels in the heart of a mouse model following administration of TN-301 (previously referred to as TYA-11631) (left axis), and how tubulin acetylation levels appear to correspond to levels of TN-301 as measured in plasma over time.

As part of our efforts to validate tubulin acetylation as a biomarker for target engagement, we undertook a series of experiments testing the effects of standard-of-care heart failure medication on tubulin acetylation and found that there was no impact, meaning it is a unique PD marker for TN-301.The figure below illustrates dose-dependent increases in tubulin acetylation levels in human peripheral blood mononuclear cells, illustrating how this PD biomarker can also be measured in human blood, including in healthy volunteers. This PD assay format is the same as what is being used for testing clinical samples from the TN-301 Phase 1 clinical trial.

TN-301
Acetyl-K40 Tubulin
(Fold change relative to vehicle treatment)
25
20
15
10
5
0
0.0001
0.001
0.01
0.1
1
10
100
[TN-301] (μg/mL)

Multi-Modal Mechanism of Action in HFpEF

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

HDAC6 has been generally associated with several of these potential HFpEF mechanisms. Our preclinical data generated to date is consistent with what is known in the published literature and is suggestive of a multi-modal mechanism of action that may address multiple aspects of HFpEF disease. The schematic below shows a conceptual model of HFpEF disease biology highlighting key aspects (the yellow boxes in the figure below) for which there are external and internal data supporting the potential utility of HDAC6 inhibitors, including TN-301, in HFpEF.

1.
Inflammation / Oxidative stress: In our preclinical studies, TN-301 has shown improvement in inflammatory markers in adipose tissue from a diet-induced obesity (DIO) model, while TYA-018 has shown improvement in inflammatory markers in a BAG3 model of DCM. Published studies have linked inhibition of HDAC6 with inflammasome biology and enhancement of regulatory T cell activity.
2.
Defective metabolism / glucose metabolism: In our preclinical studies, TN-301 has shown improvement in glucose tolerance in a HFpEF model; dose-dependent improvements in glucose tolerance and insulin resistance in a DIO mouse model; and improvement in glucose uptake in iPSC-CMs. TYA-018 has also shown improvement in dysregulated metabolic pathways in a BAG3 model of DCM. In a published study, HDAC6 KO mice had a significant improvement in dexamethasone-induced whole-body glucose intolerance and insulin resistance compared to wildtype mice, suggesting that HDAC6 may be an important regulator of gluconeogenesis and glucose metabolism.
3.
Fibrosis: In our preclinical studies, TN-301 significantly improved markers of cardiac fibrosis in a HFpEF model. Published studies support our findings, having shown HDAC6 inhibition by siRNA or partially selective inhibitors attenuated myofibroblast markers and HDAC6 knockdown has been demonstrated to inhibit cardiac fibroblast proliferation.
4.
4.
Hypertrophy: In our preclinical studies, TN-301 has also shown improved in LV hypertrophy in multiple HFpEF models. In published studies, HDAC inhibitors prevented cardiac hypertrophy in animal models in response to various hypertrophic stimuli, and HDAC inhibition suppressed cardiac hypertrophy and fibrosis in a model of hypertension through regulation of HDAC6/HDAC8 enzyme activity.
5.
Impaired autophagy: In our preclinical studies, TYA-018, has shown improvement in autophagy in a BAG3 model of DCM that was correlated with improvement in heart function. Published studies illustrate the role of reduced autophagy in HFpEF and in aging hearts.
6.
Diastolic dysfunction: TN-301 has also shown improved diastolic dysfunction in multiple preclinical HFpEF models. Published studies have shown pan-HDAC inhibitors improved diastolic dysfunction in two distinct murine models of HFpEF and HDAC inhibition improved cardiopulmonary function in a feline model of diastolic dysfunction.

Potential Indications Beyond HFpEF

Data from preclinical studies evaluating TN-301 as a treatment for HFpEF suggest that there may also be a role for TN-301 in the treatment of sub-populations of HFpEF patients with obesity, diabetes or metabolic syndrome as well as potentially in sub-populations of DCM where there is strong alignment between the multi-modal mechanism of action of TN-301 with the pathophysiology of the disease.

TN-301: Preclinical Studies in Models of Metabolic Disease

In addition to improvements in glucose metabolism associated with TN-301 treatment in HFpEF mouse models, treatment with TN-301 has also led to improvements in glucose tolerance and insulin sensitivity in a DIO mouse model. As shown below, treatment with a single dose of TN-301 improves glucose tolerance in a dose-dependent manner in the DIO model. Furthermore, TN-301 treatment improves glucose tolerance in a dose-dependent manner after daily dosing for two weeks and insulin sensitivity in a dose-dependent manner after daily dosing for four weeks.

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

HDAC6 Inhibitors: Preclinical Studies in DCM

Through our target identification Precision Medicine platform, HDAC6 was initially identified as a target for a genetically defined subset of DCM, BAG3 mutant DCM. We screened a large chemical library to identify compounds able to reverse sarcomere defects in BAG3-deficient human iPSC-CMs. Sarcomere defects were rapidly and systemically assessed through our proprietary machine learning algorithms. Whereas a pan-HDAC inhibitor was identified in the initial compound screen as reversing sarcomere defects, we conducted follow-up screens using RNAi knockdowns of HDAC family members to identify HDAC6 as a potential therapeutic target in vitro.

We have validated these in vitro findings by testing our HDAC6i compounds in BAG3 mutant mice models. As shown in the figure below, treatment of a rapidly worsening mouse model of BAG3 mutant DCM with TYA-018 resulted in a greater than 20% improvement in EF after eight weeks of treatment compared to a control group treated with vehicle.

TN-401: Gene Therapy for PKP2-associated ARVC

PKP2 gene mutations are estimated to affect more than 70,000 patients in the U.S. These mutations can cause enlargement of the RV in affected individuals, replacement of heart muscle with fibrotic tissue and fatty deposits, and severely abnormal heart rhythms (arrhythmia) that can make it harder for the heart to function properly and result in sudden cardiac death in some adults and children. Based on publicly available information to date, we believe there are currently no approved treatments that address the underlying genetic cause of this disease. We are developing TN-401, a potential first-in-class AAV-based gene therapy designed to address ARVC caused by PKP2 gene mutations. We have demonstrated prevention of disease progression, reversal of RV remodeling and survival benefit in a murine model after a single dose. We expect to submit an IND to the FDA in the second half of 2023, and those efforts are being aided by our learnings from the TN-201 IND filing experience.

Overview of ARVC

ARVC is largely an inherited disease characterized by the progressive loss of muscle cells in the heart’s RV and replacement with a composite of fibrotic tissue and fatty deposits. As a result of this structural change, the heart becomes dilated and is prone to VA and particularly ventricular tachycardia (abnormally high heart rate).

Patients with ARVC most commonly present with symptoms related to VA (such as palpitations, lightheadedness, and fainting) or cardiac arrest, with the mean age of diagnosis in patients occurring before the age of 40. ARVC is an important cause of sudden cardiac arrest in young patients, and particularly in athletes. The median age at cardiac arrest in ARVC patients is 25 years old. In an effort to reduce the risk of sudden cardiac death, patients with ARVC are typically discouraged from competitive or endurance sports activities and physical exercise may be limited.

ARVC has an estimated prevalence in the general population of approximately 1:2000. Mutations in the PKP2 gene are the most common genetic cause of ARVC, with approximately 41% to 46% of ARVC patients carrying pathogenic variants. We therefore estimate more than 70,000 patients in the U.S. are affected by PKP2 mutations. Mutations of the PKP2 gene are inherited in an autosomal dominant fashion, i.e., a mutation in one gene is sufficient to cause the disease. Over 14 mutations have been linked to the PKP2 gene. Most of these mutations are predicted to result in a truncated protein product, which suggests a disease mechanism due to loss of function, resulting in haploinsufficiency.

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

The figure below(2) analyzes heart tissue from an ARVC patient with the PKP2 mutation and compares it to the heart tissue from a normal individual. The tissue has been stained for desmosome proteins PKP2 and plakoglobin as well as other transmembrane proteins that are not part of the desmosome, but that are also present at cell-cell junctions in different body organs (e.g., N-cadherin). As illustrated, N-cadherin, PKP2, and plakoglobin are all correctly localized to the junctions between cardiomyocytes in the healthy control sample. However, when the PKP2 gene is mutated, N-cadherin continues to correctly localize, but both the PKP2 and plakoglobin proteins are no longer properly localized to the desmosome. As a result of this impairment, cardiomyocytes can become detached from each other when placed under the normal mechanical stress of the beating heart, or under the extra mechanical stress in the heart caused by athletic activity. This detachment causes cell death, which in turn causes inflammation, scar formation, and fat deposition, illustrating the crucial role the PKP2 protein plays in maintaining the structural integrity of the desmosome, and that mutations in the PKP2 gene are enough to disrupt this complex in human hearts.

(2)
Source: Asimaki et. al. NEJM 2009.

An example of a heart from a patient who had ARVC is shown below(3). This illustrates commonly seen abnormalities in ARVC hearts as a result of the improper function of the desmosome, including dilation (enlargement) of the RV chamber and replacement of healthy heart tissue by fibrotic tissue and fatty deposits.

Following a diagnosis, ARVC patients are typically implanted with an ICD to control arrhythmias and prevent sudden cardiac death. ICD implantation is currently the only proven effective treatment for preventing sudden cardiac death in ARVC patients, but ICDs are also associated with complications, including inappropriate shocks, potential for heart perforation and need for additional surgery. Patients may progress to catheter ablation procedures which have a high rate of recurrence of VA and have not been shown to reduce risk of sudden cardiac death or improve survival. Pharmacologic options for ARVC treatment typically include beta blockers and other anti-arrhythmic or heart failure medications, intended to reduce VAs, but studies comparing the efficacy of such treatment have not been conducted. Despite the availability of these treatments, clinical heart failure has been documented in up to 40% of ARVC patients, and when heart transplantation is required, transplants occur at an average age of 40 and within seven years of the onset of heart failure symptoms. There are currently no approved therapies that address the underlying genetic causes of ARVC.

Our Solution

We are developing a potential first-in-class AAV-based gene therapy to deliver a fully functional copy of the human PKP2 gene to the hearts of ARVC patients carrying PKP2 mutations. We believe that delivery of a working PKP2 gene to cardiomyocytes represents a promising treatment that can address the underlying cause of this disease. As the disease is most often caused by haploinsufficiency, expression of a functional PKP2 gene to replace the missing PKP2 protein in cardiomyocytes is expected to restore proper structure and function of the desmosome. This in turn can help prevent adverse heart remodeling and improve heart contraction and electrical function. The PKP2 gene will be delivered using AAV9 capsid with well-established tropism for the heart and expression of the PKP2 protein will be targeted to the heart through use of a cardiomyocyte-specific promoter.

(3)
Source: Pinamonti et. al World J Cardiol 2014.

TN-401 Preclinical Studies

We developed a Pkp2 conditional knockout (Pkp2-cKO) mouse model that simulates key aspects of ARVC including dilation of the RV, decline in LV heart function, severe arrhythmia, abnormal ECG trace, and early mortality. The onset of symptoms in this model is very rapid and occurs within three weeks after induction of the gene deletion. It is worth noting that this Pkp2-cKO model is homozygous, i.e., both copies of the gene are missing and so there is no production of the PKP2 protein. As expected, the severity of disease and the rate of disease progression in this mouse model are both greater than what is normally observed in most PKP2 patients who are almost all heterozygous for PKP2 gene mutations, i.e., they have one normal, healthy copy of the gene that is producing at least some of the necessary PKP2 protein, plus one defective copy of the gene that is either producing no PKP2 protein at all or that is producing PKP2 protein that does not function properly in the desmosome. The Pkp2-cKO model is nonetheless useful as it provides important proof of concept for the potentially beneficial in vivo effect of the PKP2 protein replacement via a gene therapy approach.

In preclinical studies, we systemically administered a mouse surrogate of TN-401 (AAV:mPkp2 or mTN-401) in Pkp2-cKO mice at the 5×1013 vg/kg and 1×1014 vg/kg dose levels. Data from these studies showed that whether mTN-401 gene therapy was administered at the time of disease onset or following disease progression, several ARVC phenotypes improved compared to saline-treated controls (HBSS), including preventing RV enlargement, preventing decline of LV function, and improving survival after a single IV dose. Further, mTN-401’s beneficial effects have been shown to be durable following a single dose lasting the remainder of the Pkp2-cKO mice model’s natural life span.

We are also encouraged by the preclinical safety profile and dose-responses observed in our studies of Pkp2-cKO mice following treatment with various doses of TN-401. In these studies, we observed dose-dependent efficacy against disease attributes, including prevention of LV functional decline, with relatively low doses achieving near maximal efficacy. Single doses of TN-401 administered in Pkp2-cKO mice at the 1×1013 vg/kg, 3×1013 vg/kg and 1×1014 vg/kg dose levels were shown to achieve robust protein expression of PKP2 transgene and desmoplakin (DSP). DSP is one of the five protein components of desmosome in addition to PKP2 and its expression in response to TN-401 is an indicator of improved desmosome integrity following PKP2 protein replacement. The specificity of TN-401 for the heart and its therapeutic index have also proven to be promising in our preclinical studies with low tropism for other organs even at doses greater than ten-fold higher than those with near maximal efficacy. Taken together, we believe these observations position TN-401 well for successful clinical development, with an encouraging safety and efficacy profile.

PD Biomarker: Preventing Ventricular Arrhythmias

PKP2 gene therapy has been shown preclinically to correct the hallmark electrophysiological defects associated with ARVC. The graphs below show nearly complete prevention of arrhythmia in Pkp2-cKO animals treated with mTN-401 versus controls, including prevention of nonsustained ventricular tachycardia (NSVT) and premature ventricular contractions (PVCs). NSVTs and PVCs were reduced to near healthy levels as evidenced by the ECG trace and the quantification with a Ventricular Arrythmia Score measuring the incidence of spontaneous arrhythmias during 30 minutes of recording.

The graphs below show normalization of the QRS complex in Pkp2-cKO animals treated with mTN-401 versus controls, including prevention of QT elongation (as measured by QT interval) and abnormal P wave and R wave amplitudes (as measured by the P/R ratio).

Based on the preclinical evidence that PKP2 gene therapy is able to correct the arrhythmias associated with ARVC, we believe this measurement may provide a meaningful early PD biomarker for monitoring TN-401’s activity in the clinic.

TN-401 Planned Clinical Development

We have initiated IND-enabling activities and plan to submit an IND to the FDA for TN-401 in the second half of 2023. We intend to use our experience from the TN-201 IND filing and to seek feedback from multiple regulatory agencies, including the FDA, as necessary. If our IND is approved, we plan to initiate global FIH clinical trials in patients with mutations of the PKP2 gene. Additionally, in support of our development efforts for TN-401, we have initiated a global non-interventional study to collect treatment history and seroprevalence to AAV9 antibodies data among ARVC patients who carry pathogenic or likely pathogenic PKP2 gene mutations.

DWORF Program for DCM

We are developing an AAV-based gene therapy designed to deliver the DWORF gene for patients with DCM.

Dilated cardiomyopathies are estimated to affect about one million patients in the U.S. DCM is a progressive and life-threatening disease that causes enlargement and wall thinning of the LV, insufficient contraction, reduced blood flow, VA, and can result in premature morbidity and need for heart transplant in affected individuals. DWORF is a muscle-specific micro-peptide that acts on the SERCA2a pathway, widely considered to be a promising target in heart failure. We and our academic collaborators have accumulated significant preclinical proof-of-concept evidence for the therapeutic benefit and tolerability of over-expression of the DWORF gene in multiple murine models, including models of DCM. Based on publicly available information to date, we believe these are the first demonstrations of the potential benefit of AAV:DWORF. This program is currently at the candidate selection stage.

Overview of DCM

DCM is broadly defined as heart failure where the EF is below 40% and the walls of the LV are thin and over-expanded, leading to insufficient contraction, reduced blood flow pumped by the heart, and abnormal heart rhythms. DCM can be caused by a variety of mechanisms, including genetics, CAD, high blood pressure, heart attack, and viral infection.

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

It is estimated that DCM affects about one million people in the U.S., with genetic abnormalities linked to DCM estimated to be present in about 30% to 40% of DCM patients.

A subset of DCM is caused by genetic mutations in proteins involved in muscle contraction. Mutations in one such protein, phospholamban (PLN), can cause DCM. These mutations are believed to result in abnormal regulation of calcium biology instrumental in muscle contraction, leading to ventricular dilation, fibrosis and heart failure over time. Some patients with PLN mutations have a high severity of disease, including patients with R9C and R14del mutations. PLN mutations are rare with an estimated 0.5% of DCM patients carrying PLN mutations. Notwithstanding, founder effects in certain communities have led to higher concentrations of affected individuals in specific regions in the world, enabling patient identification.

DCM treatment generally utilizes medications developed and approved for HFrEF. While current pharmacologic therapies have improved prognosis and the quality of life of DCM patients, the premature morbidity and mortality rate remains unacceptably high. End-stage DCM is the leading indication for use of last line therapies, including LVADs and heart transplantation. Within five years of diagnosis, 43% of patients with advanced DCM have either died or needed a heart transplant. Thus, there is a large unmet need for targeted, disease-modifying options.

Our Solution

We have licensed intellectual property from University of Texas Southwestern Medical Center (UTSW) to develop and commercialize products relating to therapeutics overexpressing DWORF and are developing an AAV-based gene therapy to deliver the DWORF gene to cardiomyocytes for the treatment of DCM. DWORF is a recently discovered small peptide that localizes primarily to the sarcoplasmic reticulum of the cardiac muscle cell. During muscle cell activation, calcium is released from sarcoplasmic reticulum into the muscle cell’s cytosol and into the sarcomere, leading to muscle contraction. Sarcoplasmic/endoplasmic reticulum Ca2+ ATPase 2a (SERCA2a) is a major isoform of SERCA expressed in cardiomyocytes and plays an essential role in the regulation of cardiac contractility. SERCA2a transports calcium from the cytosol back into the sarcoplasmic reticulum, preserving the calcium gradient required for contraction. DWORF binds to SERCA2a and displaces the inhibitory PLN peptide, resulting in increased SERCA2a activity, increased levels of calcium pumped into the sarcoplasmic reticulum, and increased muscle contraction, ultimately leading to an improvement in heart function.

We believe DWORF is an ideal target for the treatment of particular forms of heart failure. DWORF is a small peptide that is readily expressed when delivered by AAV. The small size of the DWORF gene leaves additional room in the AAV capsid to include optimized combinations of promoters and regulatory elements to tailor DWORF gene expression levels. In addition, published studies have shown that DWORF gene expression is lower in failing human hearts compared to non-diseased hearts.

The figure below shows expression analyses in human heart failure tissue. DWORF mRNA is reduced in failing hearts whereas atrial natriuretic peptide (NPPA) mRNA, a marker of congestive heart failure, is significantly increased in failing hearts.

One therapeutic hypothesis is that restoring DWORF gene expression to normal levels, through treatment with a DWORF gene therapy, may normalize calcium flux in cardiomyocytes and increase contractile strength in DCM patients, as well as the broader HFrEF patient population. In addition, in patients with DCM caused by specific PLN mutations, the mutant PLN peptides are excessively inhibitory to SERCA2a, thereby reducing cardiac contractility. DWORF gene therapy produces DWORF peptides that directly compete with mutant PLN peptides by preferentially binding with SERCA2a, which can increase muscle contraction, potentially halting or even reversing disease progression.

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

Preclinical Studies

Results in DCM (with Muscle Lim Protein (MLP) KO model): AAV:DWORF constructs have shown improvements in heart remodeling following treatment in mouse models of DCM. As shown below, we have developed multiple proprietary promoters that drive multiple different levels of expression. As shown below, AAV:DWORF constructs containing these promoters (TNP-CM2, TNP-CM4, and TNP-CM7) improved EF relative to a saline control in the MLP KO mouse model of DCM, with improvements in EF as high as approximately 14% achieved with constructs containing the TNP-CM4 promoter. The increase in heart function was durable throughout the duration of this 24-week study:

AAV9:DWORF also improved exercise capacity, including running distance and time to exhaustion, in the MLP KO DCM mouse model 26 weeks post-treatment.

We have tested different AAV:DWORF constructs in both healthy and disease mouse models and have not observed any safety signals at clinically relevant levels of DWORF overexpression.

Planned Clinical Development and Potential Indications Beyond DCM

After selection of our product candidate, we plan to initiate IND-enabling studies. Should an IND for this program be cleared by the FDA, during clinical development, we plan to examine the role of AAV:DWORF in DCM, as well as potentially in sub-populations of HFrEF where there is alignment between AAV:DWORF with the pathophysiology of the disease. Approximately 50% of heart failure cases are HFrEF, representing a prevalence of nearly four million patients in the U.S. In addition, the incidence and prevalence of HFrEF continues to rise. This increase is driven by an aging population, improved survival from MI and other forms of heart disease, and the increasing prevalence of predisposing risk factors such as diabetes and obesity. HFrEF patients continue to have substantial unmet need despite advances in pharmacological treatments.

Reprogramming Program for Heart Failure due to Prior MI

We are developing an AAV-based approach to cellular regeneration that involves converting (or reprogramming) existing cardiac fibroblasts within the heart to turn into new cardiomyocytes and to replace cells permanently lost due to MI. There are estimated to be more than four million patients in the U.S. living with heart failure due to prior MI. The loss of cardiomyocytes in affected individuals permanently impairs heart contraction, leading to heart failure and potentially fatal arrhythmias, and the death of approximately 5% to 10% of MI survivors within the first year. There are currently no approved treatments that address the underlying loss of heart tissue. The potential utility of our unique approach to creating new cardiomyocytes was first demonstrated by our co-founder Deepak Srivastava, M.D. We have discovered a proprietary combination of three genes that can drive robust in vivo reprogramming of cardiac fibroblasts to cardiomyocytes when delivered together in a single AAV capsid. Based on publicly available information to date, we believe our results in a pig model of heart failure due to prior MI represent the first-ever successful demonstration of the potential benefit of this approach in a human-sized heart. This program is currently at the candidate selection stage.

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

In the U.S., greater than 800,000 people have a heart attack every year; of these approximately 200,000 already had a prior heart attack. Approximately 20% of patients age 45 and older will have another heart attack within five years of their first one. Despite advances in treatment options, mortality due to heart attack is still high; data from the U.S. National Vital Statistics Reports shows the median life expectancy among individuals aged 65 to 69 who have had a heart attack is just 8.3 years as compared to 18.7 years among those who have not.

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

Results from in vitro conversion of human cardiac fibroblasts. Our reprogramming approach has been optimized in vitro in adult human cardiac fibroblasts. We have conducted extensive iterative experiments to compare the relative efficiency of various constructs to convert cardiac fibroblasts to cardiomyocytes, whereby cardiomyocyte-specific markers like cTnT and a-Actinin are measured to determine the proportion of cells that have been converted from cardiac fibroblasts to cardiomyocytes. Results from one such an experiment demonstrate that our TN1-006 construct can convert approximately 40% of human cardiac fibroblasts to cardiomyocytes.

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

Our preclinical findings to date provide direction to our ongoing candidate selection efforts. Further analyses of effects in individual animals revealed a clear correlation between levels of TN1-002 vector, reprogramming factor expression, and degree of functional improvement. This provides additional support that the improvements in EF seen in this experiment were a direct result of the delivery and expression of the reprogramming factors by our AAV capsid. We continue to seek ways to ensure more consistent delivery and expression of our reprogramming factors to cardiac fibroblasts, including with the use of novel capsids and novel delivery methods.

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

Third-party clinical studies have demonstrated that AAV9 can effectively transduce the hearts of infants and adults. This supports the results of several published non-clinical studies using AAV9 in murine and NHP models. Overall, data suggest that AAV9 is a highly effective parental vector for the purpose of cardiac gene therapy where the target cells are cardiomyocytes (one of the most abundant cell types in the heart responsible for contraction). In addition, we are aware of over 2,300 patients worldwide that have been treated using Novartis Pharmaceutical’s Zolgensma (developed by AveXis), a therapy utilizing IV AAV9. Based on the totality of preclinical and clinical evidence, we have also chosen to use AAV9 to support our TN-201 and TN-401 programs.

However, AAV9 has limitations. AAV9 has a well-established ability to transduce the liver and the central nervous system, in addition to the heart, which may create safety considerations. Also, some individuals have neutralizing antibodies to AAV9, making them ineligible for AAV9-based treatments. Cardiac-specific promoters like cTnT, can help limit the expression of AAV-delivered genes to cardiomyocytes, but do not enable targeted gene expression in other heart cells (e.g. cardiac fibroblasts). Additionally, the level of gene expression from these promoters may not be sufficient for therapeutic effect for some targets.

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

Cellular Regeneration Platform

Scientists have long known that the human heart is not able to regenerate itself, unlike many other organs in the body. Acute MI—more commonly referred to as a heart attack—can kill as many as 25% of cardiomyocytes from the LV, or approximately one billion cells. The heart has no natural way to replace cells that are lost slowly with age or suddenly due to disease. Acute MI is associated with a 30% mortality rate; about 50% of the deaths occur prior to arrival at the hospital. An additional 5% to 10% of survivors die within the first year after their MI. Approximately half of all patients with an MI are re-hospitalized within one year of their first MI. The loss of healthy functional cells is a contributing factor to other forms of heart disease as well. One reason that disease is so prevalent and a leading cause of death in the world is due to the lack of regenerative potential of the heart. Finding ways to replace lost heart cells is one of the “holy grails” of regenerative medicine.

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

The field of cardiac regeneration has historically been dominated by ex vivo cell therapy approaches using autologous (from self) or allogeneic (from donors) cell sources to replace lost cardiomyocytes. However, there have been no successful therapies after scores of clinical studies involving thousands of patients. Any modest efficacy seen in clinical studies are now often attributed to indirect paracrine effects rather than true cardiac regeneration. Some have tried to induce regeneration by infusion or injecting cells generated from hiPSC-CMs or human embryonic stem cells, but that has been fraught with many challenges, as these cells have an embryonic phenotype and generate arrhythmias once injected into the heart; recipients need to be immunosuppressed to avoid rejection; and integration into the electric and mechanical connections of the heart is still imperfect.

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

This approach was inspired by the Nobel-prize winning discoveries of Shinya Yamanaka. He first discovered that human cells can be “reprogrammed” with certain specific factors—which became known as the “Yamanaka factors”—to become iPSCs, and that these newly formed iPSCs were in turn capable of differentiating to become any other human cell type in the body, including heart cells. Our founders and other academic labs built on this idea and demonstrated that it is possible to directly convert cardiac fibroblasts to cardiomyocytes without first going through the iPSC stage. Dr. Srivastava, one of our co-founders and a member of our board of directors, was the first to demonstrate proof of concept of this “direct reprogramming” approach for cardiac regeneration in vivo in a mouse model and in vitro with human cells. Several independent academic labs around the world have subsequently replicated the results with direct reprogramming for cardiac regeneration using the same factors as well as new combinations.

The figure below helps illustrate the idea of direct reprogramming of cardiac fibroblasts to cardiomyocytes using the Waddington model for cellular differentiation:

There have been several historical challenges for the field of direct reprogramming for cardiac regeneration to turn this promising scientific discovery into potentially viable therapies. Most academic efforts required anywhere from three to five factors to achieve the conversion of human cardiac fibroblasts to cardiomyocytes, and the overall conversion rate was relatively low. Some of these efforts used a combination of retroviruses and small molecules to achieve this conversion, which is not clinically applicable. The published proof-of-concept work using viral gene therapy to deliver cardiac reprogramming factors has been demonstrated in murine models of acute MI (i.e. immediately at the time of onset of heart attack), but not in models of heart failure following MI (i.e. following some period of time after the heart attack has occurred) which more accurately simulates the situation that would be adopted in the clinical setting.

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

There is an increasing understanding of the genetic basis for many cardiomyopathies, including DCM, HCM, restrictive cardiomyopathy (RCM) and arrhythmogenic cardiomyopathy (ACM). DCM provides an interesting case study. Mutations in more than 50 genes have been identified for DCM, with more than 50% of patients presenting with multiple mutations. These mutations affect different parts of the cellular apparatus of patients’ cardiomyocytes, including the sarcomere, nucleus, ion channels, and cellular membranes. Yet mutations in proteins with diverse biology present as a common disease phenotype, suggesting common nodes of disease yet to be discovered. Despite this heterogeneity of genetic background and underlying pathophysiology, the therapies used for these patients are the same as therapies used for patients with other forms of heart failure. We envision a future in which therapies are more specific to the underlying cause of disease and are used to treat patients who have been categorized based on their underlying genetic mutations.

The figure below helps illustrate our vision for “precision medicine” research and development for heart disease through the lens of DCM:

It is also necessary to have the appropriate disease models to discover new targets and to test new therapies. Unfortunately, there is still a lack of representative in vivo models; of the greater than 50 genes known to cause DCM when mutated, less than ten have relevant murine models to support drug discovery. The situation is even worse for others forms of genetic cardiomyopathy. We are committed to finding new ways to model genetic cardiomyopathies, including in vivo but also in vitro models.

There is a growing body of academic literature supporting the use of human iPSC-CMs to model human heart disease and the potential cardiotoxicity of therapeutics during drug discovery. This can be helpful where animal models for specific forms of heart disease either do not yet exist or are not yet sufficiently representative of human disease. There are also a growing number of biopharmaceutical companies that are using iPSCs for phenotypic screening and drug discovery. We are advancing a novel approach of using proprietary human iPSC-CMs disease models for target identification and drug discovery specifically for heart disease.

The figure below illustrates how we have internalized and integrated six key aspects necessary to advance the discovery of precision medicine therapeutics using human iPSC-CMs:

We have demonstrated proof of concept of this approach using a human iPSC-CM disease model representing a specific genetic DCM mutation plus machine learning algorithms to measure variations in appearance of these cells when screened with a library of several thousand small molecule compounds. We identified several biologically relevant hits and validated HDAC6 as a specific target of interest. We have since turned our findings into a product candidate in our HDAC6i program, TN-301, with in vivo activity and tolerability demonstrated in multiple heart disease models of HFpEF and DCM and evidence of target engagement during clinical evaluation.

We are currently conducting target identification screens for both gene therapy and small molecule targets in multiple human iPSC-CM disease models of DCM. We are also expanding our efforts to different genetic backgrounds including the leading genetic causes of cardiomyopathy. We believe the versatility of our Precision Medicine platform and related capabilities enables us to rapidly expand our portfolio of product candidates beyond TN-301.

Our Core Capabilities

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

By having our capabilities in-house, we believe we are able to achieve deeper insight, shorten product development cycles, and improve the probability of technical and regulatory success for our product candidates compared to what can be achieved with a more outsourced approach. This further allows us to rapidly build a diverse pipeline of product candidates. Ultimately, we believe our differentiated capabilities can support development of product candidates that, if approved, could address the high unmet need of patients with heart diseases.

1. Disease Models

We have internalized the ability to create and integrate in vitro and in vivo models within our research organization, which allows us to simulate human heart disease phenotypes. We believe our success will be supported by the know-how we are developing and the proprietary integration of these disease models across our programs.

•
In vitro cell-based disease models: For our in vitro disease models, we have leveraged the seminal discovery of methods used to generate iPSCs to establish disease models based on human iPSC-CMs. We have implemented three primary approaches to model human heart disease in this way: (i) short interfering ribonucleic acid (siRNA) constructs to silence specific genes of interest in iPSC-CMs; (ii) CRISPR-based gene editing approaches to create isogenic iPSC-cell lines where specific genes have been altered; and (iii) iPSCs derived from patients with severe heart disease, for example, severe DCM resulting in early heart failure and transplant, sourced from commercial and academic collaborators.

In the figure below, we illustrate our primary disease model approaches based on iPSC-CMs:

These disease models can collectively help simulate the impact of human disease-causing mutations on the appearance and function of cardiomyocytes and model the impact of potentially disease-modifying treatments on such cells. In the figure below, we illustrate how, through use of gene editing and gene silencing tools, we can modify the appearance of normal iPSC-CMs to appear disorganized, and subsequently restore cell appearance with compounds from our screening library:

We initially used cells from these disease models plated in two-dimensional formats. We have since advanced our efforts to include three-dimensional engineered heart tissue disease models where the cells have a more mature phenotype and with contractility that can be measured more reliably.

•
iPSC production: To conduct robust target identification and drug discovery screens using our cell-based disease models, we need to produce large volumes of these human iPSC-CMs. We have developed the necessary know-how to do so reliably and reproducibly at increasing scale.
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

•
Cell specificity: We are using our capsid engineering capabilities to identify novel AAV capsids with an overall higher tropism for the heart compared to other organs and selectively to target the two most abundant cell types in the heart: cardiomyocytes and cardiac fibroblasts. We already have achieved in vivo proof of concept for novel vectors for both cell types. Having capsids that more specifically target one cell type over another could help improve efficacy and safety and lower cost of goods for our future product candidates.
•
Library diversity: We have screened more than one billion variants from 30 diverse libraries utilizing a range of strategies, including rational modification of surface residues as well as directed evolution efforts with peptide insertion libraries, chimeric libraries, and libraries based on systematic alteration of variable regions using different parental capsids. The diversity of approaches increases the likelihood that we will find capsids with novel properties.

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

Through these efforts, we have discovered proprietary capsids with superior performance over parental variants in multiple species, including NHPs. These capsids have improved tropism for the heart compared to other organs and even for specific cells within the heart; improved transduction and expression within the heart cells; and lower susceptibility to neutralizing antibodies. We have also developed insights about the performance of novel capsids across different species including mice and NHPs. Several capsids identified have equivalent transduction in the heart and lower transduction of the liver compared to AAV9, leading to an overall better heart-to-liver transduction ratio as validated in an NHP model. Additionally, we have shown that several capsids we identified have overall better ability to evade human neutralizing antibodies compared to AAV9. We have also generated additional data that demonstrate that certain of these capsids have a greater ability to improve heart function compared to AAV9 in specific disease models.

Overall, these data provide important proof of concept of the potential utility of capsid engineering. Therefore, we have taken steps to protect the intellectual property that support the novel capsids identified from our initial capsid engineering screens, and intend to continue this practice as we generate additional data from our ongoing capsid engineering efforts.

3. Promoters and Regulatory Elements

Promoters and regulatory elements are DNA sequences whose function is to determine the level of gene expression at the RNA level and in which cells transcription will occur. These elements can therefore be essential to the success of gene therapy. Enabled by our in-house molecular biology capabilities, we have created novel heart-specific promoters, as well as regulatory elements which control gene expression within the cells to support our AAV-based programs. We are designing promoters and regulatory elements to help ensure a more precise and conditional expression of therapeutic payloads in different cell types in the heart. We believe our innovations in these elements may further support the successful clinical development of our product candidates.

Illustrative examples of our innovations in this area include:

•
Heart specificity: We have developed cardiac-specific promoters that enable more selective and robust expression in the heart as compared to other organs. During optimization of TN-201, we developed a cardiomyocyte-specific promoter, TNP-CM1, with improved performance attributes as compared to the standard cTnT promoter. In vitro and in vivo analyses confirmed that TNP-CM1 significantly increased expression of the MYBPC3 gene compared to what can be achieved with the standard cTnT promoter. In addition, in a mouse model we observed 1000-fold selectivity of expression in cardiac tissue relative to other tissues, including skeletal muscle, brain and liver.

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

In the figure below, we illustrate how the use of a novel regulatory element, TNR-CF1, helped prevent the expression of a fluorescent protein in the cardiomyocytes of a mouse model and only allowed expression in the cardiac fibroblasts. We have used this regulatory element in our Reprogramming program to focus the expression of our proprietary factors in resident cardiac fibroblasts for the creation of new cardiomyocytes, but to prevent the expression of those factors both in resident cardiomyocytes and in newly created cardiomyocytes, which we believe will improve the safety profile of our future product candidates:

Illustration of Precise Expression of Genes in Cardiac Fibroblasts and Cardiomyocytes Using TNR-CF1

AAV: GFP
(No Cardiomyocyte
De-Targeting)

AAV: GFP
(Cardiomyocyte De-Targeting
with TNF-CF1
Regulatory Element

Cardiac Fibroblast
Cardiomyocyte
20x
α-Actinin
Cardiomyocyte
Cardiac Fibroblast
40x
CM
Cardiomyocyte
Cardiac Fibroblast
20x
CM
α-Actinin
Cardiomyocyte
Cardiac Fibroblast
40x

•
Tunable gene expression: We have also demonstrated the ability to develop an entire spectrum of novel promoters to titer the expression of genes within cardiomyocytes, by combining various combinations of enhancer elements from different cardiomyocyte selective genes. Through data (not shown in the figure below) generated in our DWORF program, more than ten promoters were designed and tested in vitro in human iPSC-CMs, and in vivo in murine models to optimize the expression of the DWORF gene to be higher than what can be achieved with a standard cTnT promoter.

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
•
ROAs: We prioritize head-to-head comparison of different ROAs in large animal models to confirm the optimal method for delivery for each product candidate. For example, for TN-201, we conducted experiments in NHPs to compare the degree of drug uptake and biodistribution for peripheral IV infusion and infusions delivered directly in the heart. Based on the results, we chose systemic IV infusions as the ROA for TN-201. In addition, for our Reprogramming program, we conducted experiments in pig models to demonstrate that a less invasive catheter-based transendocardial injection to the LV inside wall can achieve a similar degree of drug uptake and biodistribution as a more invasive direct epicardial injection to the LV outside wall requiring open-heart surgery.

5. Manufacturing

We have fully integrated and internalized AAV manufacturing capabilities to support our Gene Therapy and Cellular Regeneration platforms. Our overall strategy is to have complete ownership of our PD, analytical development, MFG and QC so that we have deep insight into the attributes of our drug substance and drug product. Internalized manufacturing enables continuous process improvement, consistency (quality and productivity) and innovation that can support manufacturing requirements for clinical development and commercialization not only for rare populations, but also for more prevalent indications, and allows us to be a partner of choice in strategic drug development partnerships and with early-stage academic programs.

Overall, the internalization of these efforts provides us with know-how that yields several advantages that allow us to be in a better position to support our future capacity expansion needs or swiftly transfer technology know-how to CDMOs to achieve dual sourcing for product candidates for risk mitigation purposes.

•
Vector core: We have established vector production to support early research involving both parental and novel AAV capsids at the 50L scale. We have hired key process development, analytical development and QC personnel to internalize those capabilities. We have also established the necessary process development expertise to support comparable product efficacy in both HEK293-based and Sf9/rBV-based manufacturing systems for both existing AAV serotypes as well as for novel capsids discovered from our capsid engineering efforts.
•
Manufacturing Technology Development Center (MTDC): We have established in-house operations at the 200L scale to support all non-clinical studies including those involving large animal models, such as pigs and NHPs, under GLP regulations. We also rely on the MTDC for assay development and technology transfer to our dedicated cGMP facility. Our initial production at this scale has been at yields and with full/empty capsid ratios that compare favorably to industry standards.
•
Genetic Medicines Manufacturing Center: Our GMMC is a dedicated cGMP facility for AAV drug product manufacturing and is located in the San Francisco Bay Area. The facility operates at the 1000L scale to support all clinical development activities from FIH clinical trials through to late stage development, as well as initial commercialization, if regulatory approval is obtained. It uses a modular design that will support scale-out and/or scale-up of manufacturing capacity in response to evolving needs.
•
Intellectual property: We have in-licensed and internally developed certain manufacturing-related intellectual property to support our programs. We have filed multiple patent applications covering improvements that will support scale-up of AAV manufacturing for supply of our gene therapy product candidates intended for more prevalent heart disease populations.

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

Due to the depth and diversity of our pipeline, we may face competition from a variety of companies, including:

TN-201: We believe the principal competition for TN-201 will be programs that address the underlying genetic cause of MYBPC3-associated HCM. Based on publicly available data, we don’t believe any such treatments have received approval from a regulatory agency or reached clinical development. Based on publicly available data, BioMarin and DiNAQOR’s BMV-293 is only program in preclinical development for treating the underlying cause of MYBPC3-associated HCM. We may also face competition from treatments for both nHCM and oHCM, including Bristol Myers Squibb’s myosin inhibitor Camzyos approved for oHCM. There are also several other programs in clinical development for HCM.

TN-301: We believe that the principal competition for TN-301 in HFpEF includes agents approved in the U.S. and/or Europe for the treatment of HFpEF, including Novartis’ Entresto and Eli Lilly and Boehringer Ingleheim’s SGLT2 inhibitor, Jardiance. While there are no approved HDAC6 inhibitors for cardiovascular indications, HFpEF clinical development is an area of robust investment and multiple additional agents for the treatment of HFpEF are in clinical development.

TN-401: We believe the principal competition for TN-401 will be programs that address the underlying genetic cause of PKP2-associated ARVC. Based on publicly available data, we don’t believe any such treatments have received approval from a regulatory agency or reached clinical development. However, there are several programs in preclinical development for treating the underlying cause of PKP2-associated ARVC, including Rocket Pharmaceutical’s RP-A601, Lexeo Therapeutics’ LX2020 and Stridebio’s STRX-330. We may also face competition from therapies and medical devices directed to treat the symptoms of ARVC.

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

Intellectual Property

Our success depends in part on our ability to obtain and maintain intellectual property protection for our product candidates, technology, manufacturing processes and know-how, to operate without infringing, misappropriating or otherwise violating the intellectual property or other proprietary rights of others and to prevent others from infringing, misappropriating or otherwise violating our intellectual property or other proprietary rights. To protect our intellectual property rights, we primarily rely on patent and trade secret laws, confidentiality procedures, and agreements, including employee disclosure and invention assignment agreements. Our policy is to seek to protect our proprietary position by, among other methods, pursuing patent applications in the U.S. and in certain jurisdictions outside of the U.S. related to our proprietary technology, inventions, improvements and product candidates that are important to our business. Our patent portfolio is intended to cover our product candidates and components thereof, their methods of use and processes for their manufacture, medical devices and systems for their administration, our proprietary reagents and assays and any other inventions that are commercially important to our business.

Product Pipeline

Lead products in our gene therapy, small molecule and cellular reprogramming programs are already covered by at least one or more issued U.S. patents, which are described below. Beyond these issued patents, our owned and exclusively licensed patent portfolio covers various aspects of our programs and technology, including our small-molecule compounds, gene delivery vectors, recombinant capsid proteins, gene editing technology, heart disease therapy including using gene therapy programs, medical devices, and manufacturing processes. Further details on certain segments of our patent portfolio are included below.

TN-201: With regard to TN-201, we own two issued U.S. patents covering a recombinant adeno-associated virus (rAAV) virion whose vector genome encodes MYBPC3, two pending non-provisional U.S. patent applications, and twenty six pending foreign patent applications. Any U.S. or foreign patents issued from the pending patent applications are expected to expire in 2041, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account. The pending U.S. non-provisional patent applications disclose various aspects of TN-201, including MYBPC3 gene expression vectors, rAAV virions, rAAV viral genomes, expression cassettes, and cover methods of using such compositions for therapeutic indications.

TN-301: With regard to TN-301, we own one issued U.S. patent, one pending non-provisional U.S. patent application and twenty-eight pending foreign patent applications. Any U.S. or foreign patents issued from these pending patent applications are expected to expire in 2040, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account. The pending patent applications cover TN-301 and various analogs. We also own two patent families that cover methods of treatment of various diseases and disorders with TN-301 and its analogs, with two pending PCT patent applications and one foreign patent application. Any U.S. or foreign patents issued from national stage filings of these PCT patent applications or the pending foreign patent application are expected to expire in 2042, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees and that national phase entries are timely made based upon the pending PCT applications, and without taking potential patent term extensions or adjustments into account. We also own one patent family that covers additional HDAC6i compounds, with one pending non-provisional U.S. patent application and three pending foreign patent applications. Any U.S. or foreign patents issued from these pending patent applications are expected to expire in 2040, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account.

TN-401: With regard to TN-401, we own four pending U.S. non-provisional patent applications, one pending PCT patent application and three foreign counterparts of these patent applications from national stage filings. Patents claiming priority to these patent applications, if issued, are expected to expire by 2041, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees and without taking potential patent term extensions or adjustments into account. These patent applications are related to proprietary PKP2 gene expression vectors and methods of use. We own one pending U.S. provisional patent application related to PKP2 therapeutic treatment methods. Patents claiming priority to this U.S. provisional patent application, if issued, are expected to expire in 2043, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account. We own one pending U.S. provisional patent application related to capsids for PKP2 therapy and methods of use. Patents claiming priority to this U.S. provisional patent application, if issued, are expected to expire in 2043, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account.

DWORF: With regard to our DWORF program, we exclusively licensed two issued U.S. patents and one pending U.S. patent application from UTSW (the UT Patents). The U.S. patents and the pending U.S. patent application, if issued, are expected to expire in 2037, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees and without taking potential patent term extensions or adjustments into account. The UT Patents cover a polynucleotide encoding a DWORF peptide, a vector comprising the same, and methods of enhancing activity of the SERCA pump in a subject using the same. In addition, we exclusively licensed from UTSW one pending non-provisional U.S. patent application, and fourteen pending foreign patent applications, covering a rAAV virion whose vector genome encodes DWORF and methods of use. Any U.S. or foreign patents issued from the pending patent applications are expected to expire in 2041, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account. Furthermore, we own one pending PCT, one pending non-provisional U.S., and two pending foreign patent applications covering proprietary vectors, including proprietary DWORF vectors, and methods of use. Any U.S. or foreign patents if issued from the pending patent applications or from national stage filings of the PCT, are expected to expire in 2042, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees and that national phase entries are timely made based upon the pending PCT application, and without taking potential patent term extensions or adjustments into account.

Reprogramming: We own four patent families directed to product candidates in our Reprogramming program, including one issued U.S. patent, three pending non-provisional U.S. patent application, twenty-one foreign counterparts of these patent applications, and a pending PCT patent application. Any U.S. or foreign patents issued from these pending patent applications, or national stage filings of the PCT patent application, are expected to expire between 2039 and 2042, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees and that national phase entries are timely made based upon the pending PCT application, and without taking potential patent term extensions or adjustments into account. The four patent families cover various aspects of our Reprogramming program, including recombinant enhancers, gene delivery vectors, methods of treating a heart condition, engineered myocardin proteins, vectors encoding engineered myocardins, methods of making and methods of use. Additionally, we own a fifth patent family that is directed to AAV-based gene vectors and recombinant capsid proteins for cardiac cell transduction, with one pending non-provisional U.S. patent application and nine pending foreign counterparts of this patent application. Any U.S. or foreign patents issued from these pending patent applications are expected to expire in 2040, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account.

Core Capabilities: Capsid Engineering, Manufacturing and Drug Delivery

Capsid Engineering: In support of our efforts to develop novel heart-tropic AAV capsids, we own two patent families directed to AAV-based recombinant capsid proteins, with one pending non-provisional U.S. patent application, twenty five pending foreign patent applications, and two pending provisional U.S. patent applications. Any U.S. or foreign patents based on the pending patent applications, or claiming priority to the provisional U.S. patent applications, if issued, are expected to expire between 2041 and 2043, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account.

Manufacturing: In support of our manufacturing activities, we own two patent families with one pending non-provisional U.S. patent application and one pending provisional U.S. patent application. The pending non-provisional U.S. patent application is directed to improved methods of baculovirus expression, and any U.S. patent issued from this patent application is expected to expire in 2041, assuming payment of all appropriate maintenance or other governmental fees, and without taking potential patent term extensions or adjustments into account. The pending provisional U.S. patent application is directed to improved methods of viral particle production, and any U.S. or foreign patents claiming priority to this provisional U.S. patent application, if issued, are expected to expire in 2043, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account.

Drug Delivery: In support of our efforts to identify different ROAs, as well as different infusion- or injection-based catheters to support more targeted delivery and more efficient uptake of therapies based on viral vectors, we own one pending provisional U.S. patent application directed to cardiac catheter devices and systems for administration of our product candidates such as gene delivery vectors. Any U.S. or foreign patents claiming priority to this provisional U.S. patent application, if issued, are expected to expire in 2044, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account.

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

For information regarding the risks related to our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”

Manufacturing

We rely on a combination of our internal manufacturing capabilities as well as on external CDMOs for the manufacture of the drug substance and/or drug product of our portfolio programs, and intend to continue to utilize this strategy as our programs progress through various stages of clinical development and eventually to commercialization, if approved.

AAV Manufacturing

We have fully integrated and internalized AAV manufacturing capabilities to support product candidates from our Gene Therapy and Cellular Regeneration platforms. Our MTDC is co-located with our research labs in the San Francisco Bay Area. The MTDC includes a Vector Core, upstream and downstream process development labs, as well as assay development and QC capabilities. The MTDC does non-GMP work and operates at the shake flask, 50L, and 200L scales to support all non-clinical studies including, IND-enabling efficacy, pharmacology, toxicology, and biodistribution studies involving both small and large animal models. We also rely on the MTDC for technology transfer of our proprietary processes to our GMMC, a dedicated cGMP facility for AAV drug substance and drug product manufacturing also located in the San Francisco Bay Area. The GMMC facility operates at the 200L and 1000L scales to support all clinical development activities from FIH clinical trials through to late-stage development, as well as initial commercialization, if regulatory approval is obtained. We utilized the GMMC to produce drug product for our FIH clinical study for our TN-201 program in 2022 and expect to produce clinical supply for our TN-401 program at the facility as well. We customized approximately half of the 94,000 square foot GMMC facility using a modular design that will support our ability to scale-out and/or scale-up of manufacturing capacity in response to evolving needs, including future potential clinical and commercial production needs.

In addition to our internal cGMP manufacturing capabilities, we have also negotiated and entered into master service agreements with multiple CDMOs for additional AAV manufacturing and filling capacity and related risk mitigation. Additionally, we will rely on third parties for certain manufacturing of ancillary materials and release assays, for which we have already secured or intend to secure dual-sourced capacity for risk mitigation.

Small Molecule Manufacturing

To optimize our use of resources and to utilize extensive experience in small molecule manufacturing, we work with CDMOs for our small molecule programs. We initiated and completed cGMP manufacturing to support our FIH study for our HDAC6 inhibitor small molecule program, TN-301, in 2021.

Government Regulation

Government authorities in the U.S. at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, QC, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of biologic and small molecule therapeutic products. Generally, before a new therapeutic product can be marketed, considerable data demonstrating a biologic candidate’s quality, safety, purity and potency, or a small molecule candidate’s quality, safety and efficacy, must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority. For biologic candidates, potency is similar to efficacy and is interpreted to mean the specific ability or capacity of the product, as indicated by appropriate laboratory tests or by adequately controlled clinical data obtained through the administration of the product in the manner intended, to effect a given result.

U.S. Biologic and Small Molecule Drug Product Development

In the U.S., the FDA regulates small molecule and biologic therapeutic products under the Food, Drug and Cosmetic Act (FDCA) and the Public Health Service Act (PHSA). Biopharmaceuticals, including both small molecule and biologic products, also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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
•
Satisfactory completion of a FDA pre-approval inspection of the manufacturing facility or facilities where biologic or small molecule product will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the biologic’s identity, strength, purity, potency, and QCs, or the small molecule product’s identity, chemistry, and QCs;
•
Potential FDA audit of the preclinical study and/or clinical trial sites that generated the data in support of the BLA or NDA;
•
Satisfactory completion of other studies required by the FDA, including immunogenicity, carcinogenicity, genotoxicity, and stability studies;
•
FDA review and approval of the BLA or NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the biologic or small molecular therapeutic in the United States; and
•
Compliance with any post-approval requirements, including the potential requirement to implement risk evaluation and mitigation strategies (REMS), and the potential requirement to conduct post-approval studies.

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

Further, as a result of the COVID-19 pandemic, the extent and length of which are uncertain, we continue to monitor changes in FDA policies and work with our clinical sites and investigators to mitigate potential risks to our ongoing clinical trials. The FDA, along with other global health authorities, has issued various guidance on COVID-19 related matters, including, among others, conducting clinical trials during the pandemic; manufacturing, supply chain, and drug and biological product inspections during the COVID-19 public health emergency; and GMP considerations for responding to COVID-19 infection in employees in biopharmaceutical manufacturing. If new guidance and policies are promulgated by the FDA that require changes in our clinical protocol or clinical development plans, our anticipated timelines and regulatory approval may be delayed or materially impacted. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations is unclear.

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

Under the Prescription Drug User Fee Act (PDUFA), as amended, each BLA or NDA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s FY 2023 fee schedule, effective through September 30, 2023, the user fee for an application requiring clinical data, such as a BLA or NDA, is approximately $3.2 million. PDUFA also imposes an annual program fee for each marketed human prescription drug product ($393,933 in 2023) and an annual establishment fee on facilities used to manufacture prescription biologics or small molecular drug products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs or NDA for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. In particular, the circuit court held that the orphan-drug exclusivity for Catalyst’s drug blocked FDA’s approval of another drug for all uses or indications within the same orphan-designated disease, or Lambert-Eaton myasthenic syndrome (LEMS), even though Catalyst’s drug was approved at that time only for use in the treatment of LEMS in adults. Accordingly, the court ordered the FDA to set aside the approval of a drug indicated for LEMS in children. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

Additionally, a drug product may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drug products, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as fast-track designation, plus intensive guidance from the FDA to ensure an efficient drug development program. Fast track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process. Depending on other factors that impact clinical trial timelines and development, such as our ability to identify and onboard clinical sites and rates of study participant enrollment and drop-out, we may not realize all the benefits of these expedited or accelerated review programs. Further, in December 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act (FDORA), was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

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

Abbreviated NDA Pathway for Generic Drug Products

The Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as “the Hatch-Waxman Act,” established abbreviated FDA approval procedures for drugs that are shown to be bioequivalent to drugs previously approved by the FDA through its NDA process, which are commonly referred to as the “innovator” or “reference” drugs. Approval to market and to distribute these bioequivalent drugs is obtained by filing an abbreviated NDA (ANDA) with the FDA. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the API, drug product formulation, specifications, stability, analytical methods, manufacturing process validation data, QC procedures and bioequivalence. Rather than demonstrating safety and effectiveness, an ANDA applicant must demonstrate that its product is bioequivalent to an approved reference drug. In certain situations, an applicant may submit an ANDA for a product with a strength or dosage form that differs from a reference drug based upon FDA approval of an ANDA Suitability Petition. The FDA will approve an ANDA Suitability Petition if it finds that the product does not raise questions of safety and efficacy requiring new clinical data. ANDAs generally cannot be submitted for products that are not bioequivalent to the referenced drug or that are labeled for a use that is not approved for the reference drug. Applicants seeking to market such products can submit an NDA under Section 505(b)(2) of the FDCA with supportive data from clinical trials.

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

A combination product with a biologic product candidate as the primary mode of action generally would be reviewed and approved pursuant to the biologic approval processes under the FDCA. In reviewing the BLA application for such a product, however, FDA reviewers in the Center for Biologics Evaluation and Research could consult with their counterparts in the device center to ensure that the device component of the combination product meet applicable requirements regarding safety, effectiveness, durability and performance. In addition, under FDA regulations, combination products are subject to cGMP requirements applicable to both biologics and devices, including the Quality System, regulations applicable to medical devices.

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

PMA approval process

The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by the FDA, can take several years or longer. The applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness, including information about the device and its components regarding, among other things, device design, manufacturing, and labeling. PMA applications are subject to an application fee. In addition, PMAs for medical devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, which imposes extensive testing, control, documentation, and other Quality Assurance (QA) and GMP requirements.

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

The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action, including fines, penalties, injunctions, requests for recall, and exclusion from participating in government programs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Changes in regulations, statutes or the interpretation of existing regulations could impact our business and increase our exposure to additional liabilities. For more information, see “Risk Factors— Risks Related to Regulatory Approval and Other Legal Compliance Matters.”

U.S. Data Privacy and Security Laws

In the United States, a broad variety of laws, rules, regulations and standards relating to privacy, data protection and information security may apply to our activities, such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act effective January 1, 2023 (CCPA)), state health information privacy laws, and federal and state consumer protection laws. The CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use, sharing and retention practices, provides California residents with data privacy rights (including the ability to opt out of certain disclosures of personal information including for certain advertising purposes), imposes operational requirements for covered businesses, provides for significant civil penalties for violations as well as a private right of action for certain data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities, depending on their interpretation. Other state legislatures have enacted or are currently considering, and may pass, their own comprehensive data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements, and laws in all 50 states require businesses to provide notice to customers whose personal data has been disclosed as a result of a data breach. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigation and compliance, allow private class-action litigation and carry significant potential liability for our business. For more information, see “Risk Factors— Risks Related to Regulatory Approval and Other Legal Compliance Matters.” We are subject to stringent laws, rules, regulations, policies, industry standards and contractual obligations regarding data privacy and security and may be subject to additional laws and regulations in jurisdictions into which we expand. Many of these laws and regulations are subject to change and reinterpretation and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or other harm to our business.

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

European Union Drug Development

Recently enacted Clinical Trials Regulation EU No 536/2014 (the Regulation), which went into application on January 31, 2022, replaces the Clinical Trials Directive No. 2001/20/EC and aims to harmonize the processes for assessment and supervision of clinical trials throughout the European Union. Under the Regulation, clinical trial sponsors can use the Clinical Trials Information System (CTIS) from January 31, 2022, but are not required to use it immediately, in line with a three-year transition period. CTIS publishes certain clinical trial information on a searchable public website and supports the flow of information and interactions between clinical trial sponsors and regulatory authorities in European Union Member States, European Economic Area countries, and the European Commission.

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

Under the above-described procedures, before granting the MA, the EMA or the competent authorities of the member states of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Foreign Data Privacy and Security Laws

Outside of the United States, legal requirements relating to the collection, storage, processing, and transfer of personal data continue to evolve. For example, in the EU, the GDPR requires data controllers to implement stringent operational requirements for processors and controllers of personal data, including transparent and expanded disclosure to data subjects about how their personal data is to be used, limitations on retention of information, mandatory data breach notification requirements, and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Failure to comply with the GDPR may result in fines up to €20,000,000 or 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. We are also subject to the UK GDPR, which implements the GDPR in the UK post-Brexit. The GDPR has increased our responsibility and liability in relation to personal data that we may process, and we may be required to implement additional measures in an effort to comply with the GDPR and with other laws, rules and regulations in the European Economic Area (EEA), United Kingdom (UK) and Switzerland relating to privacy and data protection. If our efforts to comply with GDPR or other applicable foreign laws, rules and regulations are not successful, or are perceived to be unsuccessful, it could adversely affect our business. For more information, see “Risk Factors—Risks Related to Regulatory Approval and Other Legal Compliance Matters.” We are subject to stringent laws, rules, regulations, policies, industry standards and contractual obligations regarding data privacy and security and may be subject to additional laws and regulations in jurisdictions into which we expand. Many of these laws and regulations are subject to change and reinterpretation and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or other harm to our business.

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

In August 2022, Congress passed the Inflation Reduction Act of 2022 (IRA), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of such legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the IRA, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Human Capital Resources

As of December 31, 2022, we had 141 full-time employees, representing an over 33% increase in our employee workforce as compared to December 31, 2021. Of these employees, 101 are engaged in research, development and technical operations. 28 of our employees hold Ph.D. or M.D. (or foreign equivalent) degrees and 10 hold other professional degrees such as a J.D. or M.B.A. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We focus on employee engagement and consider our relationship with our employees to be good, in part as measured by relatively high scores from employee surveys.

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

We are an equal opportunity employer and maintain policies that prohibit unlawful discrimination based on race, color, religion, gender, sexual orientation, gender identity/expression, national origin/ancestry, age, disability, marital and veteran status. We employ a diverse workforce that, as December 31, 2022, was approximately 65% non-white and 57% women based on our employees’ voluntary self-identification. We strive to create a collaborative culture that fosters internal engagement around our company and our mission to discover, develop and deliver curative therapies that address the underlying drivers of heart disease.

We are committed to advancing diversity and inclusion (D&I) in our workforce and established a D&I Committee in 2020. We acknowledge that diversity in thought, experience, background, and culture makes our science and our community stronger. Our mission is to foster and create a unique culture where belonging and empowerment are at the forefront of our community. We advocate for diverse perspectives and encourage employees to be authentic, inclusive, and respectful to each other.  We discourage behaviors that do not have a positive impact on our community or support our mission to discover, develop, and deliver curative therapies that target the underlying causes of heart disease.

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

Investors and others should note that we may announce material information to the public through filings with the SEC, our website (www.tenayatherapeutics.com), press releases, public conference calls, and public webcasts. We use these channels, as well as social media, to communicate with the public about us, our product candidates and other matters. As such, investors, the media and others are encouraged to review the information disclosed through our social media and other channels listed above as such information could be deemed to be material information. Please note that this list may be updated from time to time.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this annual report and in our other public filings in evaluating our business. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

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
•
We require substantial additional capital to finance our operations. Raising additional capital will cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.
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
•
Our product candidates may cause serious adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could delay or prevent regulatory approval, or market acceptance, or even if approval is received, require them to be taken off the market, include new safety warnings, contraindications or precautions, or otherwise limit their commercial potential or result in significant negative consequences.

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
•
Due to our limited manufacturing experience, there can be no assurance that we will be able to successfully manufacture product candidates to support our clinical development and commercialization plans.
•
The regulatory approval processes of the FDA, EMA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval of our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.
•
Our operations and financial results could be adversely impacted by the effects of the COVID-19 pandemic in the United States (U.S.) and the rest of the world.
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
•
We rely on third parties to conduct our preclinical studies and our clinical trials, and plan to rely on third parties to conduct such future drug development activities. These third parties may not perform satisfactorily, including failing to meet completion deadlines, or to comply with applicable regulatory requirements, which may harm our business.

Risks Related to Our Financial Position, Need for Additional Capital and Limited Operating History

We are early in our development efforts, with a limited operating history, have not completed any clinical trials, and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and future viability.

We have a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2016, have not completed any clinical trials, have no products approved for commercial sale and have not generated any revenue. We are developing therapies that address the underlying drivers of heart disease, which is an unproven and highly uncertain undertaking and involves a substantial degree of risk. In September 2022, we initiated a Phase 1 clinical trial evaluating TN-301 and began dosing TN-301 in humans and in January 2023 the FDA cleared our IND for TN-201 for evaluation in humans. All of our other product candidates are still in preclinical development and have never been tested in humans. Since our inception, we have devoted substantially all of our focus and financial resources to developing our gene therapy, cellular regeneration and precision medicine platforms, identifying and developing product candidates, conducting preclinical studies and clinical trials, acquiring technology, organizing and recruiting management and technical staff, business planning, establishing our intellectual property portfolio, raising capital, and providing general and administrative support for these operations.

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

We have incurred significant net losses since our inception, have not generated any product revenue to date and have financed our operations principally through issuances of our stock. Our net loss was $123.7 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $279.2 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our product candidates will require substantial additional development time and resources before we will be able to apply for regulatory approvals and, if approved, begin generating revenue from product sales. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

We rely on our multi-modality drug discovery platforms to identify and develop product candidates. Our business depends entirely on the success of these platforms and the successful development, regulatory approval, manufacturing and commercialization of product candidates that we discover with these platforms. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve several objectives, including:

•
successful and timely completion of preclinical and clinical development of product candidates and programs in our Gene Therapy, Cellular Regeneration and Precision Medicine platforms, and our other future product candidates and programs, including, but not limited to, generating sufficient data to support the initiation or continuation of clinical trials; addressing any delays, necessary adjustments and additional costs in preclinical studies and clinical trials, including as a result of factors related to the novel coronavirus disease (COVID-19) pandemic; sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials and commercialization activities; and the operational, technical and clinical development challenges associated with novel drug development;
•
submission of INDs or other regulatory applications for our planned clinical trials, obtaining regulatory approval to commence clinical trials of our product candidates, and achieving favorable results from clinical trials;
•
establishing and maintaining relationships with contract research organizations (CROs) and clinical sites for the clinical development of our product candidates;
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
•
operating a manufacturing facility and developing an efficient and scalable manufacturing process for our product candidates, and the timely manufacture of sufficient quantities of a product candidate for use in clinical trials and, if approved, commercialization;
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
•
the actual market-size, ability to identify patients and the demographics of patients eligible for our product candidates, which may be different than expected; and commercial acceptance of our product candidates by patients, the medical community and third-party payors;
•
our ability to distribute our products to certain segments of the patient population only accessible through restricted or closed distribution channels;
•
satisfying any required post-marketing approval commitments to applicable regulatory authorities, and maintaining consistent quality, purity, and potency across clinical supplies and commercial supplies for any approved products;
•
identifying, assessing and developing new product candidates, and our ability to expand into multiple indications;
•
obtaining, maintaining, and expanding patent and other intellectual property protection, trade secret protection and regulatory exclusivity, both in the U.S. and internationally;
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
•
managing costs, including any unforeseen costs, that we may incur as a result of nonclinical study or clinical trial delays; and
•
attracting, hiring and retaining qualified and key personnel including clinical, scientific, management and administrative personnel.

We may never be successful in achieving our objectives and, even if we are, may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease our value and could impair our ability to maintain or further our research and development efforts, raise additional necessary capital, grow our business and continue our operations.

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

As of December 31, 2022, we had $204.2 million in cash, cash equivalents and investments in marketable securities. We expect our current cash, cash equivalents and investments in marketable securities will be sufficient to fund our current operating plan for operations through at least the next twelve months from the date of this Annual Report on Form 10-K. Our estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Until such time, if ever, as we can generate substantial revenues, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in the near- and long-term in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, our product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, EMA or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned preclinical studies and clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We also expect to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

Our future capital requirements will depend on may factors, including, but not limited to:

•
the scope, progress, results and costs of researching, developing and testing our product candidates, including conducting preclinical studies and clinical trials;
•
the costs, timing and outcome of regulatory review of our product candidates;
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
•
the compliance and administrative costs associated with being a public company; and
•
the extent to which we acquire or invest in businesses, products, or technologies.

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

We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our pre-clinical development programs, platforms, manufacturing activities, ongoing or planned clinical trials or future commercialization efforts.

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

Our net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions on their use under U.S. tax law. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (Code), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post- change taxable income may be limited. Similar rules may apply under state tax laws. We have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. Consequently, our ability to use our NOLs and certain other tax attributes may be limited.

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

We are very early in our development efforts. Before we are able to generate any revenue from product sales, each of our programs and product candidates will require additional preclinical and/or clinical development, expansion of manufacturing capabilities and expertise, regulatory approval, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts. Consequently, because of the substantial operational and financial investment required to further develop and commercialize our product candidates, there is a high risk of failure and we may never succeed in developing marketable products.

If we are unable to optimize our manufacturing processes to produce product candidates that meet applicable regulatory standards, do not successfully initiate and complete our clinical trials in a timely manner or fail to achieve favorable results from our trials, we may experience significant delays or be unable to advance our programs. We cannot be certain that our clinical trials will be initiated and completed on time, if at all, or whether our planned clinical strategy will be acceptable to the FDA or comparable foreign regulatory authorities. Furthermore, any changes to our development programs may cause our product candidates to perform differently and affect the results of planned clinical trials, which could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved, and generate revenue.

There is a high failure rate for biopharmaceutical products proceeding through clinical trials. It is not uncommon for product candidates to exhibit unforeseen safety issues or inadequate efficacy when tested in humans despite promising results in preclinical animal models or earlier clinical studies. In addition, a number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stage clinical trials and we may experience the same. We may also encounter regulatory delays or rejections as a result of many factors, including varying interpretations of data or changes in regulatory policy during the period of product development.

Because of the early stage of development of our programs, our ability to eventually generate significant revenues from our product candidates, which we do not expect will occur for several years, if ever, will depend on a number of factors, including those described in the Risk Factor entitled “Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery, development and commercialization of our product candidates, if approved.”

We do not have control over many of these factors, including certain aspects of the manufacturing process, preclinical and clinical development, the regulatory review process and potential threats to our intellectual property rights. If we are not successful with respect to one or more of these factors, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.

To become and remain profitable, we must develop, obtain approval for and eventually commercialize product candidates that generate significant revenue. We do not expect to receive approval of any product candidates for many years and may never succeed in these activities. Even if we obtain approval and begin commercializing one or more of our product candidates, we may never generate revenue that is significant enough to achieve profitability, as we will continue to incur substantial research and development, manufacturing and other expenditures to develop and market additional product candidates. Our failure to become or remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

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

Within the broader genetic medicine field, very few therapeutic products, including those that utilize AAV-mediated gene transfer, have received marketing authorization from the FDA, EMA or comparable foreign regulatory authorities. No AAV-based gene therapies have yet been approved for the heart, much less therapies for the heart using novel capsids or promoters or delivery methods. It is therefore difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the U.S., the European Union (EU) or other jurisdictions.

The regulatory requirements that will govern any novel gene therapy product candidates we develop are not entirely clear, have changed over time and are subject to further change. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Changes in the regulatory authorities’ data requirements and risk mitigation methods, including requirements resulting from safety concerns raised by regulatory authorities in clinical programs of unrelated companies in the gene therapy and cardiovascular fields in general, could have a material impact on our clinical development, increase our costs, and delay regulatory approval of our product candidates. Moreover, there is substantial overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the U.S., the FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research (CBER) to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review.

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

The same applies in the EU. The EMA’s Committee for Advanced Therapies (CAT) is responsible for assessing the quality, safety, and efficacy of advanced-therapy medicinal products. Advanced-therapy medicinal products include gene therapy medicines, somatic-cell therapy medicines and tissue- engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the EU, the development and evaluation of a gene therapy product must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines. As a result, the procedures and standards applied to gene therapy products and cell therapy products in the EU may be applied to any gene therapy product candidate we may develop, but that remains uncertain at this point. Furthermore, approvals by the EMA may not be indicative of what the FDA may require for approval.

Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approvals necessary to bring a potential gene therapy product to market could decrease our ability to generate sufficient product revenue and our business, financial condition, results of operations and prospects could be materially harmed.

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

The regulatory review committees and advisory groups described above and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates, or lead to significant post-approval limitations or restrictions. As we advance our research programs and develop our product candidates, we will be required to consult with these regulatory and advisory groups and to comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our product candidates in a timely manner, if at all.

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

Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and its ultimate outcome is uncertain. We cannot guarantee that any of our preclinical studies or clinical trials will be initiated, conducted or completed on schedule or as planned, or at all. Failure can occur at any stage of testing. Such failure may result from a multitude of factors, including, among other things, flaws in study design, dose selection issues, placebo effects, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits, which could delay or prevent the submission of an IND, initiation of a clinical trial, receipt of marketing approval or our ability to commercialize our product candidates, or require us to suspended or terminate further development of our product candidates. Moreover, the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. For example, our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. As a result, we cannot assure you that any preclinical studies, clinical trials or post-marketing studies that we conduct will demonstrate consistent or adequate efficacy and safety to support marketing approval.

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
•
any failure or delay in reaching an agreement with CROs and clinical trial sites;
•
the suspension or termination of our clinical trials, as a result of a clinical hold by regulatory authorities, for various reasons, including non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unfavorable or unexpected characteristics or risks;
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

To the extent we pursue any pediatric indications or expand any approved drug product labeling to include pediatric populations, we may face additional challenges associated with clinical testing in pediatric populations, which can increase our operational costs, delay regulatory approval and commercialization, or expose us to additional liability. For example, finding qualified clinical sites that have access to sufficient pediatric populations and that are interested in participating in our clinical trials may take additional time than adult indications. There may be fewer eligible patients with the target genetic disorder or heart disease or condition applicable to our product candidate for our planned clinical trials. This may increase the time needed to enroll patients for our planned pediatric clinical trials, increase our clinical development timelines, delay approval for such pediatric indications, and increase our operational costs. We may also be required to modify the formulation or other aspects of the product candidate, as compared to the comparable product candidate intended for adult patient populations, make manufacturing changes, modify route of administration, and conduct additional clinical trials, such as bridging studies and additional safety studies before we can commence our clinical trials in pediatric populations. Any delays in our planned clinical development activities for pediatric patients could have an adverse effect on our business operations.

If we are required to conduct additional preclinical studies or clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete preclinical studies or clinical trials of our product candidates or other testing in a timely manner and if the results of these studies, trials or tests are not positive or are only modestly positive or if there are safety concerns, we may incur unplanned costs and be delayed in submitting an IND, initiating clinical trials or seeking and obtaining marketing approval. We may also decide to change the design or protocol of one or more of our planned clinical trials, which could result in increased costs and expenses and/or delays. Any delays in initiating or completing our preclinical studies or clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues, including by shortening any period during which we may have the exclusive right to commercialize our product candidates and permitting our competitors to bring products to market before we do. If we receive approval, it is possible that we may receive limited or restrictive marketing approval, be subject to additional post-marketing testing requirements or have the drug removed from the market after obtaining marketing approval.

Moreover, in the future, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates, which may harm our business, financial condition and prospects significantly.

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

Patients in our clinical trials may suffer serious adverse events or other side effects not observed in our preclinical studies or previous clinical trials. Patients treated with our product candidates may also be undergoing other therapies which can cause side effects or adverse events that are unrelated to our product candidates but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events, either during the course of or after participating in such trials, due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses.

If serious adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, EMA, other comparable regulatory authority or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies, result in marketing approval with restrictive label warnings or for limited patient populations, or result in potential product liability claims. Any of these developments could materially harm our business, financial condition and prospects. Further, if any of our product candidates obtains marketing approval, toxicities associated with such product candidates previously not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the product or the withdrawal of the product from the market. No regulatory agency has made any determination that any of our product candidates or discovery programs is safe or effective for use by the general public for any indication. We cannot predict whether our product candidates will cause toxicities in humans that would preclude regulatory approval, of if approved, lead to the revocation of regulatory approval based on preclinical studies or early-stage clinical trials.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion. Patient enrollment is a significant factor in the timing of clinical trials and our ability to enroll eligible patients may be limited or slower than we anticipate.

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

We expect patient enrollment to be affected because our competitors have ongoing clinical trials for programs that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials could instead enroll in clinical trials of our competitors’ programs. Patient enrollment for our clinical trials may be affected by other factors, including:

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
•
challenges associated with recruiting eligible patients;
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

We have competitors both in the U.S. and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, emerging and start-up companies, universities and other research institutions. We also compete with other organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying and in-licensing new product candidates.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are more convenient, have a broader label, are marketed more effectively, are more widely reimbursed or are less expensive than any products that we may develop. Our competitors also may obtain marketing approval from the FDA, EMA or other comparable foreign regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Due to the nature of gene therapy products, use of a competitor gene therapy product by a prospective patient may preclude use of our gene therapy product candidate at a later point in time. Even if the product candidates we develop achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be adversely affected.

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

Our gene therapy product candidates require processing steps that are more complex than those required for most chemical and protein pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we need to employ multiple steps to control our manufacturing process to assure that the process works and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory, which could delay or prevent the initiation of clinical trials or receipt of regulatory approvals. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, or other comparable applicable foreign regulatory authorities’ standards or specifications with consistent and acceptable production yields and costs. In addition, problems in our manufacturing processes or facilities established for our gene therapy product candidates also could restrict our ability to meet market demand for our products, if approved, which would prevent us from generating product revenue and seriously harm our business.

Should our agreement or agreements with other parties with whom we have manufacturing agreements be terminated for any reason, there are a limited number of manufacturers who would be suitable replacements, and it would take a significant amount of time to transition the manufacturing to a replacement.

Due to our limited manufacturing experience, there can be no assurance that we will be able to successfully manufacture product candidates to support our clinical development and commercialization plans.

We have fully integrated and internalized AAV manufacturing capabilities to support product candidates from our Gene Therapy and Cellular Regeneration platforms. However, to optimize our resources and to utilize extensive third-party experience in small molecule manufacturing, we intend to work with CDMOs for our small molecule programs.

Although some of our employees have experience in the manufacturing of biopharmaceutical products from prior employment at other companies, we as a company have limited experience in manufacturing. Furthermore, maintaining manufacturing operations requires significant resources, management time and capital expenditures, particularly in areas relating to operations, quality, regulatory, facilities and information technology.

We cannot guarantee that our facility will be able to produce sufficient quantities of product candidates needed to support our preclinical studies and ongoing and planned clinical trials. We may face delays or increased costs in the production of clinical supply at our manufacturing facility, including as a result of COVID-19 or otherwise. We also may encounter problems hiring and retaining the experienced scientific, quality control and manufacturing personnel needed to operate our manufacturing facility and processes. If we experience unanticipated employee shortage or turnover in any of these areas, we may not be able to effectively manage our ongoing manufacturing operations and we may not achieve the operating efficiencies that we anticipate from developing these capabilities, which may negatively affect our product development timelines or result in difficulties in maintaining compliance with applicable regulatory requirements.

Any delays in the ongoing development of our internal manufacturing capabilities may disrupt or delay the supply of our product candidates if we have not maintained a sufficient back-up supply of such product candidates. Moreover, changing manufacturing facilities during the clinical development process may also require that we conduct additional studies, make notifications to regulatory authorities, make additional filings to regulatory authorities, and obtain regulatory authority approval for the new facilities, which may be delayed or which we may never receive.

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

We will need to comply with the FDA’s and applicable foreign regulatory authorities’ cGMP requirements for the production of product candidates for clinical trials and, if approved, commercial supply. We may encounter difficulties in achieving QC and QA. We will be subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements. These requirements include the qualification and validation of our manufacturing equipment and processes. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture of our product candidates as a result of a failure of our facilities or the facilities or operations of our third-party suppliers to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product candidates, including leading to significant delays in the availability of our product candidates for our clinical trials or the termination or hold on a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our product candidates and/or may be subject to product recalls, seizures, injunctions, or criminal prosecution.

We may not be able to successfully manufacture our product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing resulting approved products, if any.

To date, our product candidates have been manufactured in quantities adequate for preclinical studies and our Phase 1 clinical trials for TN-301 and TN-201. In order to conduct clinical trials for a product candidate and for commercialization of the resulting product if that product candidate is approved for sale, we will need to manufacture product candidates in larger quantities. We may not be able to successfully repeat or increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner or at all. Significant changes or scale-up of manufacturing may require additional validation studies, which are costly and which regulatory authorities must review and approve. In addition, quality issues may arise during those changes or scale-up activities.

In addition, as product candidates progress through preclinical studies and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved, and generate revenue.

If we are unable to successfully manufacture any of our product candidates in sufficient quality and quantity, the development of that product candidate and regulatory approval or commercial launch for any resulting products may be delayed or there may be a shortage in supply, which could significantly harm our business.

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

Publicity of any adverse events in, or unfavorable results of, preclinical studies or clinical trials for our product candidates, or with respect to the studies or trials of our competitors or of academic researchers utilizing similar technologies, even if not ultimately attributable to our technology or product candidates, could negatively influence public opinion. Negative public perception about the use of AAV technology in human therapeutics or precision medicine, whether related to our technology or our competitor’s technology, could result in increased governmental regulation, delays in the development and commercialization of product candidates or decreased demand for the resulting products, any of which may seriously harm our business.

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

The availability and extent of coverage and adequate reimbursement by third-party payors including government health administration authorities, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments. The indications we are initially pursuing for our gene therapy product candidates have small patient populations. For product candidates that are designed to treat smaller patient populations to be commercially viable, the reimbursement for such product candidates must be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement a coverage and reimbursement strategy for any approved product candidate that accounts for the smaller potential market size.

Sales of any of our product candidates that receive marketing approval will depend substantially, both in the U.S. and internationally, on the extent to which the costs of such product candidates will be covered and reimbursed by third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the U.S., for example, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services (HHS). CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate or at the same level of reimbursement. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

Outside the U.S., the commercialization of therapeutics is generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the EU, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, product prices under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits.

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

Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. We have limited product liability insurance. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have an adverse effect on our business and financial condition. Also, our insurance policies may have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

We may be sued if any of our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale post-approval. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, or a breach of warranties. Claims could also be asserted under state consumer protection laws. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit testing and commercialization of our products. Even a successful defense would require significant financial and management resources.

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

Our product candidates are and will continue to be subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the U.S. and in many foreign jurisdictions before a new drug can be approved for marketing. Obtaining approval by the FDA, EMA and other comparable foreign regulatory authorities is costly, unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data.

We cannot provide assurance that any of the product candidates we develop will progress through required clinical testing and obtain the regulatory approvals necessary for us to begin selling them. Applications for our product candidates could be delayed or fail to receive regulatory approval for many reasons, including the following:

•
the FDA, EMA or other comparable foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials;
•
the FDA, EMA or other comparable foreign regulatory authorities may refuse to accept an application or decide not to accept data from our clinical trials conducted in locations outside of their jurisdiction;
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
•
the FDA, EMA or other comparable foreign regulatory authorities may require that we conduct additional preclinical studies or clinical trials;
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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA or EMA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of the product candidate in those countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the U.S., including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

Even if our product candidates receive regulatory approval, such approval may be for a narrower indication than we seek, and our product candidates will be subject to significant post-marketing regulatory requirements and oversight.

Even if we eventually complete clinical testing and receive approval for our product candidates, the FDA, EMA and other comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested or may impose other prescribing limitations or warnings that limit the product’s commercial potential. Furthermore, any regulatory approval to market a drug may be subject to significant limitations on the approved uses or indications for which we may market, promote and advertise the drug or the labeling or other restrictions. The regulatory authorities may require precautions or contra-indications with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, the FDA has the authority to require a Risk Evaluation and Mitigation Strategy (REMS) plan as part of approving an NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. These requirements or restrictions might include limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and materially harm our business, financial condition, results of operations and prospects, and may significantly limit the size of the market for the drug and affect reimbursement by third-party payors.

In addition, if the FDA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMP and GCP for any clinical trials that we conduct post-approval. Manufacturers of drug products and their facilities are also subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA, EMA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

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

Regulatory authorities in some jurisdictions, including the U.S. and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. Similarly, in the EU, the European Commission, upon the recommendation of the EMA’s Committee for

Orphan Medicinal Products, grants orphan drug designation to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in Europe and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in Europe would be sufficient to justify the necessary investment in developing the drug. In the EU, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers. However, there can be no assurances that we will be able to obtain orphan designations for our product candidates.

In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the U.S. provides that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances. The applicable exclusivity period is ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

Our lead product candidates from our gene therapy platform have been granted orphan drug designation by the FDA (TN-201 and TN-401) and the EC (TN-201), and we may seek orphan drug designation for other product candidates in the U.S., Europe and other jurisdictions. Even if we obtain orphan drug designation for a product candidate, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the U.S. may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to priority review.

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

We may face difficulties from changes to current FDA and healthcare regulations and future legislation.

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad. For example, certain policies of the current U.S. administration may impact our business and industry, which could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how current and future legislation, executive actions, and litigation, including the executive orders referenced below, will be implemented, and the extent to which they will impact our business, our clinical development, and the FDA’s and other agencies’ ability to exercise their regulatory authority, including FDA’s pre-approval inspection and timely review of any regulatory filings or applications we submit to the FDA. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course or constraints on our business operations, including operations of our contractors, our business may be negatively impacted.

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, some of which have been successful, that create considerable uncertainty for our business. Although the U.S. Supreme Court held in 2021 that Texas and other challengers had no legal standing to challenge the ACA, we cannot predict how future challenges will impact our business, or what other healthcare measures and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation may have on our business.

In addition, other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted, including aggregate reductions to Medicare payments to providers, effective April 1, 2013, which will remain in effect through 2031and increasing the statute of limitations period for the government to recover overpayments to providers from three to five years. These and future laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

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

Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In August 2022, Congress passed the Inflation Reduction Act of 2022 (the IRA), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the IRA, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

Outside of the U.S., relevant legal requirements continue to evolve. For example, the collection and use of health data and other personal data including personal data collected in clinical trials is governed in the EU by the General Data Protection Regulation (GDPR), which imposes substantial obligations upon companies and new rights for individuals, by certain EU member state-level legislation. The GDPR also forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419), known as UK GDPR. Failure to comply with the GDPR may result in fines up to €20,000,000 or 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. The GDPR has increased our responsibility and liability in relation to personal data that we may process, and we may be required to implement additional measures in an effort to comply with the GDPR and with other laws, rules, regulations and standards in the European Economic Area (EEA), United Kingdom (UK) and Switzerland relating to privacy and data protection. This may be onerous and if our efforts to comply with GDPR or other applicable laws, rules, regulations and standards are not successful, or are perceived to be unsuccessful, it could adversely affect our business. Further, following the July 2020 Court of Justice of the EU (CJEU) decision invalidating the EU-U.S. Privacy Shield, there remains uncertainty regarding the appropriate mechanism for transferring personal data to the United States. The CJEU’s decision and other regulatory guidance or developments may impose additional obligations with respect to the transfer of personal data from the EEA and Switzerland to the U.S., all of which could restrict our activities in those jurisdictions, limit our ability to provide our products and services in those jurisdictions, require us to modify our policies and practices, and to engage in additional contractual negotiations, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the EEA and Switzerland to the U.S.

In the U.S., a variety of data privacy, protection and security laws, rules, regulations and standards potentially may apply to our activities, such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act effective January 1, 2023 (CCPA)), state health information privacy laws, and federal and state consumer protection laws. The CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use, sharing and retention practices, provides California residents with data privacy rights (including the ability to opt out of certain disclosures of personal information including for certain advertising purposes), imposes operational requirements for covered businesses, provides for significant civil penalties for violations as well as a private right of action for certain data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities, depending on their interpretation. Other state legislatures have enacted or are currently contemplating, and may pass, their own comprehensive data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements, and laws in all 50 states require businesses to provide notice to customers whose personal data has been disclosed as a result of a data breach. Finally, federal, state and foreign laws, rules, regulations and standards may apply generally to the privacy and security of information we maintain, and may differ from each other significantly, thus complicating compliance efforts and potentially requiring us to undertake additional measures to comply with them.

With the GDPR, CCPA, and other laws, regulations and other obligations relating to privacy and data protection imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so. We are currently in the process of developing and updating our policies and procedures in accordance with requirements under the CCPA and the GDPR, as well as other applicable data privacy and protection laws and regulations.

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

Disruptions at the FDA, including delays or disruptions due to the COVID-10 pandemic, travel restrictions and staffing shortages, and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review, provide feedback on our clinical trial plans and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, as well as market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations may include the following:

•
the federal Anti-Kickback Statute which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
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
•
the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
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

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of hazardous and flammable materials, including chemicals and biological materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or commercialization efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Our business activities are subject to the U.S. Foreign Corrupt Practices Act and similar anti-bribery and anti-corruption laws of other countries in which we operate, as well as U.S. and certain foreign export controls, trade sanctions, and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.

Our business activities are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (FCPA), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. These laws generally prohibit companies and their employees, agents, representatives, business partners, and third-party intermediaries from, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, hospitals are owned and operated by the government, and doctors and other hospital employees would be considered foreign officials under the FCPA. Recently, the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies.

We sometimes leverage third parties to assist with the conduct of our business abroad. As we increase our international business activities, our risks under these laws may increase. We, our employees, agents, representatives, business partners and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities.

These laws also require that we make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls and compliance procedures designed to prevent violations of anti-corruption laws. While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees, agents, representatives, business partners and third-party intermediaries will not take actions in violation of applicable law for which we may be ultimately held responsible.

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

Changes in tax law, including to the orphan drug tax credit and other changes to U.S. and non-U.S. taxation, could increase our tax liability and adversely affect our operating results. For example, in 2022, changes to U.S. tax law took effect that required taxpayers to amortize domestic research and development costs in the year incurred rather than deduct such costs in the year incurred. When and if we become profitable, these changes may cause us to pay federal income taxes earlier under the revised tax law than under the prior law and may increase our total federal tax liability attributable to orphan drug programs and other research and development. In addition, the current administration has proposed a number of other tax law changes applicable to our business. These changes could increase our total federal tax liability when and if we become profitable.

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

Our operations and financial results could be adversely impacted by the effects of the COVID-19 pandemic, including the emergence of recent variants, in the U.S. and the rest of the world.

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and physical distancing guidelines. Accordingly, businesses have adjusted, reduced or suspended operating activities. Many of our employees have been working remotely since March 2020, which has required that we devise new ways of working and collaborating. Disruptions caused by the COVID-19 pandemic, including the effects of the stay-at-home orders and work-from-home policies, have impacted productivity, have resulted in increased operational expenses, certain adjustments to our operations, delays in our development efforts, and delays in certain supply chain activities. We may experience further disruptions as a result of COVID-19, including the effects of recent variants, that could severely impact our business, including:

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
•
delays or difficulties in obtaining supplies, supply chain specialists, vendors or other contractors related to clinical trial operations and logistics, which can delay the submission of an IND or our ability to commence a clinical trial in a timely manner;
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
•
delays, difficulties or increased costs to comply with COVID-19 protocols at our facilities and clinical sites;
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
•
refusal of the FDA to accept data from clinical trials in affected geographies outside the U.S.;
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

Additionally, certain third parties with whom we engage or may engage, including our collaborators, CROs, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business have similarly adjusted their operations and are assessing their capacity in light of the COVID-19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of the COVID-19 pandemic, we experienced delays in the procurement of materials needed to conduct our preclinical studies and build-out our manufacturing facility. Additionally, certain preclinical studies are conducted by CROs, some of which were delayed as a result of the COVID-19 pandemic and which could be further delayed as the pandemic continues. Research and development expenses and general and administrative expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of our business. As we continue to actively advance our programs, we are assessing the impact of the COVID-19 pandemic, our expected timelines and costs on an ongoing basis.

Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations is unclear. While the extent of the impact of the current COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results.

Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees.

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management, our scientific founders and other scientific and clinical advisors and consultants, and our scientific and medical staff. If we do not succeed in attracting and retaining such personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. We do not maintain “key person” insurance for any of our executives or other employees. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

In order to successfully implement our long-term plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel in the future. Future growth would impose significant added responsibilities on members of management.

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing our clinical trials), consultants and other third parties, such systems are vulnerable to breakdown or other damage or interruption from, among other things, service interruptions, system malfunctions, natural disasters, terrorism, war, telecommunication and electrical failures, security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and other third parties, cyber-attacks and other hacking attempts by malicious third parties (including supply chain cyber-attacks or attacks by nation-state or nation-state supported actors, or the deployment of harmful malware, ransomware, distributed denial-of-service attacks, phishing attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information and personal data) or other data that we process or maintain or that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us.

We have in the past and may in the future experience phishing attempts, and the increase in remote working further increases security threats. To the extent that any data breach, disruption or security incident were to result in any loss, destruction, unavailability, alteration, disclosure, dissemination of, or damage or unauthorized access to, our personal data, applications, assets or any other data processed or maintained on our behalf, or for it to be believed or reported that any of the foregoing occurred, we could incur significant liability, including consequential damages, financial harm and reputational damage and the development and commercialization of our product candidates could be delayed. The loss of clinical trial data for our product candidates also could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. We cannot ensure that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent breakdowns or breaches in our or their systems or other cybersecurity incidents that cause loss, destruction, unavailability, alteration, dissemination of, or damage or unauthorized access to, our data, including personal data, assets and other data processed or maintained on our behalf, that could have a material adverse effect upon our reputation, business, operations or financial condition.

We also rely on third parties to support the development and manufacture of our product candidates, and any data breaches or other security events relating to their computer systems could also have a material adverse effect on our business. Controls employed by our information technology department and our CROs, consultants and other third parties could prove inadequate, and our ability to monitor such third parties’ data security practices is limited. Due to applicable laws, rules, regulations and standards or contractual obligations, we may be held responsible for any information security failure or cyber-attack attributed to our third-party service providers as they relate to the information we share with them. We maintain limited cybersecurity insurance and therefore the successful assertion of one or more large claims against us in connection with a breach or other cybersecurity-related matter could adversely affect our business, financial condition, results of operations and prospects.

Notifications and follow-up actions related to a data breach or other security incident could impact our reputation and cause us to incur significant costs, including significant legal expenses and remediation costs. We expect to incur significant costs in an effort to detect and prevent security incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security incident. However, we cannot guarantee that we will be able to detect or prevent any such incidents, or that we can identify, remediate or otherwise address any such incidents in an effective or timely manner. Our efforts to improve security and protect data from compromise may also identify previously undiscovered instances of data breaches or other cybersecurity incidents. Any data breach, disruption or security incident resulting in any loss, destruction, or alteration of, damage, unauthorized access to or inappropriate or unauthorized disclosure of or dissemination of, our data, including personal data, or other information that is processed or maintained on our behalf, or if any of these is believed or reported to have occurred, we could be exposed to litigation and governmental investigations and inquiries, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and international privacy and security laws, rules, regulations and standards.

Our operations are vulnerable to interruption by fire, earthquakes, power loss, telecommunications failure, terrorist activity, pandemics and other events beyond our control, which could harm our business.

Our facilities are located in the San Francisco Bay Area. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major earthquake, flood, blizzard, wildfire, power loss, terrorist activity, pandemics or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. Also, our CDMOs and suppliers’ facilities are located in multiple locations where other natural disasters or similar events which could severely disrupt our operations, could expose us to liability and could have a material adverse effect on our business. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

A variety of risks associated with development and marketing our product candidates internationally, subject to regulatory approval in applicable jurisdictions, could materially adversely affect our business.

We may seek regulatory approval of our product candidates outside of the U.S. and/or work with contractors or partners in foreign jurisdictions, and, accordingly, we expect that we will be subject to additional risks and foreign laws and regulatory requirements related to our operations in foreign countries, including:

•
differing regulatory requirements and reimbursement regimes;
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
•
workforce uncertainty in countries where labor unrest is more common than in the U.S.;
•
potential liability under the FCPA or comparable foreign regulations;
•
challenges obtaining, maintaining, protecting, defending and enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the U.S.;
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

Our commercial success depends in large part on our ability to obtain, maintain, protect, defend and enforce patents, trade secrets and other intellectual property relating to our product candidates and platforms and to operate without infringing, misappropriating or otherwise violating the intellectual property of others. We rely on patent, copyright, trade secret and trademark laws in the U.S. and certain other countries to protect our technology, and we generally seek to protect our position by filing patent applications in the U.S. and abroad and by acquiring or in-licensing relevant issued patents or pending applications from third parties. However, these efforts may provide only limited protection. There can be no assurance that we or our licensors will obtain any additional issued patents or that any issued patents we or our licensors obtain will provide us with any competitive advantage.

Pending patent applications cannot be enforced until issued, and then only to the extent the issued claims cover the product candidate or relevant technology. There can be no assurance that our patent applications or the patent applications of our licensors will result in additional patents being issued or that any such issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be designed around or invalidated by third parties.

Even issued patents may later be found invalid or unenforceable, or they may be modified, narrowed in scope, or revoked in proceedings instituted by third parties before various patent offices or in courts in the U.S. and abroad. The degree of future protection for our and our licensor’s intellectual property and proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. These uncertainties and limitations in our ability to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operations. Any failure to obtain or maintain patent protection with respect to our technology and product candidates would have a material adverse effect on our business, financial condition, results of operations and prospects.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future licensors or collaborators will be successful in protecting our product candidates and platforms by obtaining and defending adequate patent coverage. These risks and uncertainties include the following:

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

We may be unable to obtain or maintain patent applications and patents due to the subject matter claimed in such patent applications and patents being in disclosures in the public domain. It is also possible that we or our licensors will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Furthermore, although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical product candidates would be adversely affected.

The patent position of biotechnology companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications and those of our licensors may not result in patents being issued which protect our product candidates and platforms or which effectively prevent others from commercializing competitive product candidates and technologies or otherwise provide any commercial advantage.

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

While we believe our intellectual property allows us to pursue our current development programs, we may not be aware of all third-party intellectual property rights potentially relating to our technology and product candidates. We cannot be certain that we were the first to make the inventions claimed in any owned or any licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Publications of discoveries in the scientific literature often lag the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. If a third party can establish that we or our licensors were not the first to make or the first to file for patent protection of such inventions, our owned or licensed patent applications may not issue as patents and even if issued, may be challenged and invalidated.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and the inventorship, scope, validity or enforceability of our potential future patents or the patents of our licensors may be challenged in the courts or patent offices in the U.S. and abroad. For example, we may be subject to a third-party pre-issuance submission of prior art, post-grant review (PGR) or inter partes review (IPR) at the USPTO, or other similar proceedings including, opposition, derivation, revocation or reexamination proceedings in the U.S. or abroad. A third party may also claim that our patents or licensed patent rights are invalid or unenforceable in a litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our potential future owned patents or licensed patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us. Such proceedings also may result in substantial cost and require significant time from our scientists, manufacturing staff and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our potential future patents and patent applications or the patents and patent applications of our licensors is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize our product candidates.

Our commercial success depends significantly on our ability to operate without infringing, misappropriating or otherwise violating the patents and other intellectual property and proprietary rights of third parties.

Our commercial success depends in part on avoiding infringement, misappropriation or other violation of the patents or other intellectual property rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe, misappropriate or otherwise violate patents or other intellectual property rights of others. Other entities may have, develop or obtain patents that could impair our competitive position or limit our ability to make, use, sell, offer for sale or import our product candidates. There is a substantial amount of litigation, both within and outside the U.S., involving patent and other intellectual property rights in the biotechnology industry. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. Third-party patents or patent applications may include claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Given the vast number of patents in our field of technology, we cannot be certain or guarantee that we do not infringe existing patents or that we will not infringe patents that may be granted in the future.

For example, we are aware of third-party patent rights that could be construed to cover the use of our TN-201 product candidate. We believe that if these third-party patent rights were to be asserted against us, we would have valid defenses against such assertions, including that such patent rights are invalid and/or not infringed. However, if such third-party patent rights were asserted against us and found to be valid, enforceable and infringed, we could be liable for damages and be required to obtain a license to such patent rights prior to commercializing TN-201 in the U.S., and such license may not be available on commercially reasonable terms or at all. Additionally, we are aware of third-party patent rights related to the use of certain AAV vectors, which have been asserted against others, including in at least one instance against a company for pre-approval activities. If these patent rights were to be asserted against us, we believe we would have valid defenses against such assertions, including that such patent rights are invalid and/or not infringed. However, such defenses may not be successful and we could be liable for damages and need to secure a license to such patent rights, which may not be available on commercially reasonable terms or at all. In the event any of the foregoing were to occur, we may be prevented from further developing and commercializing any affected product candidates, including TN-201.

As the biotechnology industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement, misappropriation or other violation of the patent or other intellectual property rights of third parties.

Although no third party has asserted a claim of patent infringement against us as of the date of this periodic report, there can be no assurance that we will not be subject to claims of patent or other intellectual property infringement in the future. Furthermore, we may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. We may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technology and product candidates. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of any of our product candidates. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. Identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and ambiguity in the meaning of patent claims.

Third parties may assert patent infringement claims against us directed at any of our product candidates based on our existing patent applications or patents that may be granted in the future, regardless of their merit. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our products, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market our product candidates. Defense of these claims would involve substantial litigation expense and would be a substantial diversion of management and employee resources from our business. Because of the inevitable uncertainty in intellectual property litigation, we could lose a patent infringement or other action asserted against us regardless of our perception of the merits of the case. An adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

Many pharmaceutical companies, biotechnology companies, and academic institutions may have patents and patent applications potentially relevant to our business. We may find it necessary or prudent to obtain licenses to such patents from such third-party intellectual property holders, for example, in order to avoid infringing these third-party patents. We may also require licenses from third parties for certain technologies for use with our product candidates. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also expect that competition for the in-licensing or acquisition of third-party intellectual property rights that are attractive to us may increase in the future, which may mean fewer suitable opportunities for us as well as higher acquisition or licensing costs. We may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Changes in U.S. patent law, or laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

Changes in either the patent laws or in the interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. We cannot predict the breadth of claims that may be allowed or enforced in our potential future patents or in third-party patents. In addition, the U.S. Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents.

Furthermore, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how patent laws in the U.S. are interpreted. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Similarly, foreign courts have made and will continue to make changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and foreign legislative bodies. The laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patent and the patents we might obtain or license in the future.

We may be subject to claims challenging the inventorship or ownership of our owned patent applications or in-licensed patent rights and other intellectual property.

We or our licensors may be subject to claims that former employees or other third parties have an ownership interest in our owned patent applications or in-licensed patents, trade secrets or other intellectual property rights as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or other third parties who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership of our patent applications or our licensors’ owned or in-licensed patents, trade secrets or other intellectual property rights. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property rights that are important to our product candidates. It may be necessary or we may desire to enter into a license to settle any such claim; however, there can be no assurance that we would be able to obtain a license on commercially reasonable terms, if at all. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees, and any litigation or the threat of litigation may adversely our reputation or affect our ability to hire employees or contract with independent contractors.

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

Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

We may not be granted any extensions for which we apply in the U.S. or any other jurisdiction because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. If we are unable to obtain patent term extension or restoration, or the foreign equivalent, or if the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S., even in jurisdiction where we do pursue patent protection. Consequently, we may not be able to prevent third parties from practicing our or our licensors’ inventions in all countries outside the U.S., even in jurisdictions where we or our licensors do pursue patent protection. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own competing products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S.

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

In Europe, expected by the end of 2023, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. As a single court system can invalidate a European patent, we, where applicable have opted out of the UPC and as such, each European patent would need to be challenged in each individual country.

Geo-political actions in the U.S. and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the U.S. and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the U.S. and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by regulations and governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or patent applications will be due to the USPTO and various foreign patent offices outside of the U.S. at various points over the lifetime of our potential future patents and patent applications and those of our licensors. We rely on our outside patent annuity service to pay these fees when due. Additionally, the USPTO and various foreign patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. An inadvertent lapse or non-compliance with such requirements can sometimes be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business, financial condition and results of operations.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products, but we do not yet own a U.S. registered trademark for our corporate name, “Tenaya”. Our future trademark applications in the U.S. and in foreign jurisdictions may not be allowed or may subsequently be opposed. Once filed and registered, our potential future trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these potential future trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. As a means to enforce our potential future trademark rights and prevent infringement, we may be required to file trademark claims against third parties or initiate trademark opposition proceedings, which can be expensive and time-consuming. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our potential future registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected.

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

In addition to seeking patent protection on the intellectual property underlying our technology and product candidates, we also rely on the protection of our trade secrets, including unpatented know-how, technology and other proprietary information to maintain our competitive position. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties who have access to such information, and confidential information and invention assignment agreements with employees, consultants, advisors and other third parties involved in the development of intellectual property, we cannot guarantee that we and our licensors have entered into such agreements with each party that may have had access to our trade secrets or proprietary information or that has been involved in the development of intellectual property. Additionally, we cannot provide any assurances that all such agreements have been duly executed, that these parties will not breach such agreements and disclose our proprietary information, including our trade secrets, or that we would be able to obtain adequate remedies for such breaches should they occur. We may not be able to prevent the unauthorized disclosure or use of our trade secrets. Monitoring unauthorized uses and disclosures is difficult and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. Given that our proprietary position is based, in part, on our know-how and trade secrets and despite our efforts to protect our trade secrets, our competitors’ discovery of our proprietary technology, trade secrets or confidential information or other unauthorized use or disclosure of such information would impair our competitive position and may have a material adverse effect on our business, financial condition, results of operations and prospects.

Moreover, third parties may still derive similar information independently, and we would have no right to prevent them from using that information to compete with us. We expect know-how and information to be disseminated over time within the industry through independent development, publication of journal articles, and movement of personnel between companies and from academic to industry scientific positions. We seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems, but such security measures may be breached, and we may not have adequate remedies for any such breach. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced, and our competitive position would be harmed.

We may be subject to claims that we or our employees, consultants, advisors or contractors have wrongfully used or disclosed alleged confidential information or trade secrets.

As is common in the biotechnology and pharmaceutical industry, in addition to our employees, we engage the services of consultants to assist us in the development of our product candidates. Many of these consultants, and many of our employees, were previously employed at, or may have previously provided or may be currently providing consulting services to, other biotechnology and pharmaceutical companies including our competitors or potential competitors. We may become subject to claims that we, our employees or consultants inadvertently or otherwise used or disclosed trade secrets or confidential or other information proprietary of their former employers or their former or current clients.

In addition, we have entered into and may in the future enter into non-disclosure and confidentiality agreements to protect the proprietary positions of third parties, such as collaborators, CROs, third-party manufacturers, consultants, potential partners and other third parties. We may become subject to litigation where a third party asserts that we or our employees or other third parties inadvertently or otherwise breached the agreements and used or disclosed trade secrets or other information proprietary to the third parties. Defense of any such claims, regardless of their merit, could involve substantial litigation expense and be a substantial diversion of resources from our business. We cannot predict whether we would prevail in any such claims. Moreover, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology. Failure to defend against any such claim could subject us to significant liability for monetary damages or prevent or delay our developmental and commercialization efforts, including the loss of valuable intellectual property rights or personnel, all of which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

Our rights to develop and commercialize our technology and product candidates may be subject, in part, to us obtaining licenses from others and the terms and conditions of such licenses. If we fail to comply with our obligations in any agreement under which we license intellectual property rights from third parties, we could lose licensed rights that are important to our business.

We have entered into and may in the future enter into additional license agreements with third parties to advance our research or allow commercialization of product candidates. These licenses may not provide us with exclusive rights in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products.

In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license If our licensors fail to prosecute, maintain, enforce, and defend, or lose rights to such patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any product that is the subject of such licensed rights could be adversely affected. Even where we have the right to control patent prosecution of patents and patent applications we have licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions taken by or on behalf of our licensors prior to the date upon which we assumed control over patent prosecution.

Our licensors may have relied on third-party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in-licensed. If other third parties have ownership rights to our in-licensed patents, our rights to use the licensed intellectual property would not be exclusive and they may be able to license such patents to our competitors, permitting our competitors to market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

For example, the intellectual property we license from UTSW is subject to certain non-commercial rights reserved by UTSW. Patents licensed to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against our licensors or another licensee or in administrative proceedings brought by or against our licensors or another licensee in response to such litigation or for other reasons. As a result, we may not be able to prevent competitors or other third parties from developing and commercializing competitive products, including in territories covered by our licenses.

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

Our current licenses impose, and our future licenses likely will impose, various diligence, royalty payment, milestone payment, insurance and other obligations on us. If we fail to comply with any of these or other obligations in our license agreements, we may be required to pay damages and the licensor may have the right to terminate the licenses. Termination by the licensor would cause us to lose valuable rights and could prevent us from developing and commercializing our product candidates and proprietary technologies. Our business would be seriously harmed if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. If any such event occurs, competitors or other third parties may gain the freedom to seek regulatory approval of, and to market, products identical to ours. Further, we may have to negotiate new or reinstated licenses with less favorable terms or we may not have sufficient intellectual property rights to operate our business. This could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

The agreements under which we license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. Disputes may arise between us and our current and future licensors. In spite of our efforts, our current and future licensors might conclude that we have materially breached our obligations under our license agreements and might therefore terminate such license agreements, thereby removing our ability to develop and commercialize products and technology covered by these license agreements. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, or are insufficient to provide us the necessary rights to use the intellectual property rights, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

Our licensors may also own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating our licensor’s rights. In addition, while we cannot currently determine the amount of royalty obligations we would be required to pay on the sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in product candidates that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize any product candidates, we may be unable to achieve or maintain profitability.

Intellectual property discovered through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.

We have in-licensed, and we may acquire or in-license in the future, certain patents, patent applications or other intellectual property generated using U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third- party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as march-in rights). For example, the intellectual property we license from UTSW is subject to certain rights retained by the U.S. government, including march-in rights. If the U.S. government exercises its march-in rights in our current or future intellectual property rights generated using U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the U.S. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property, and may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the U.S. or that under the circumstances domestic manufacture is not commercially feasible. Any failure by us to comply with federal regulations regarding intellectual property rights that were developed through the use of U.S. government funding could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our preclinical studies and our clinical trials, and plan to rely on third parties to conduct such future drug development activities. These third parties may not perform satisfactorily, including failing to meet completion deadlines, or to comply with applicable regulatory requirements, which may harm our business.

The third parties upon which we rely to conduct our preclinical studies and clinical trials have a significant role in the conduct of such drug development activities and the subsequent collection and analysis of data. These third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we have limited ability to control the amount or timing of resources that any such third party devotes to our preclinical studies or our clinical trials. Furthermore, the competition for third parties has increased as a result of the COVID-19 pandemic. The third parties we rely on for these services may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. Some of these third parties may terminate their engagements with us at any time. We also expect to have to negotiate budgets and contracts with CROs and clinical trial sites and we may not be able to do so on favorable terms. If we need to enter into alternative arrangements with, or replace or add any third parties, it would involve a transition period, and may require substantial cost and extensive management time and focus. Any of these events may delay our drug development activities, increase costs, and materially impact our ability to meet our desired clinical development timelines.

Our heavy reliance on these third parties for such drug development activities reduces our control over these activities. As a result, we have less direct control over the conduct, timing and completion of preclinical studies and clinical trials and the management of data developed through such drug development activities than if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, such as GCP and cGMP, and our reliance on third parties does not relieve us of these responsibilities. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable requirements, such as GCP or cGMP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials substantially comply with applicable regulations. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able, or may be delayed in, obtaining marketing approvals for our product candidates or otherwise successfully commercializing our product candidates.

We rely on third parties to produce certain of our product candidates. This increases the risk that we will not have sufficient quality and quantities of product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our business.

We completed the build-out and operational launch of our cGMP manufacturing facility in June 2022 and have established end-to-end in-house AAV manufacturing capabilities to support our Gene Therapy and Cellular Regeneration platforms. However, in order to optimize our use of resources and availability of extensive third-party experience in small molecule manufacturing, we intend to continue to rely on third-party manufacturers for our small molecule programs.

Competition for third-party manufacturers and supplies has increased as a result of the COVID-19 pandemic and we have experienced delays in supply chain activities as a result.

We do not have long-term supply agreements, and we purchase our required drug product on a purchase order basis, which means that aside from any binding purchase orders we may have, our supplier could cease supplying to us or change the terms on which it is willing to continue supplying to us at any time. If we experience an unexpected loss of supply of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing preclinical studies or clinical trials. Furthermore, any decision by us to change a third-party manufacturer could result in delays in our manufacturing supply chain which could delay or otherwise impact development of our programs and result in increased costs.

We may be unable to maintain or establish required agreements with third-party manufacturers on acceptable terms. Even if we are able to do so, reliance on third-party manufacturers entails additional risks, including:

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
•
the failure of third-party contractors to manufacture our product candidates according to our specifications or comply with applicable regulatory requirements, including cGMP;
•
the mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;
•
clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and
•
the infringement, misappropriation or other violation of our intellectual property or proprietary information.

We do not have complete control over all aspects of the manufacturing process of our CDMOs and are dependent on these CDMOs for compliance with cGMP regulations for manufacturing active pharmaceutical ingredients (API), drug substance and finished drug products. We are in the process of developing our supply chain for each of our product candidates and intend to put in place framework agreements under which CDMOs will provide us with necessary quantities of API, drug substance and drug product based on our development needs. As we advance our product candidates through development, we will consider our lack of redundant supply for each of our product candidates to protect against any potential supply disruptions. However, we may be unsuccessful in putting in place such framework agreements or protecting against potential supply disruptions.

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

Our dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

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
•
unauthorized use or disclosure of our confidential information accessed in connection with partnership activities;
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

We may enter into collaborations with third parties for the development and commercialization of product candidates. If we are not able to establish those collaborations on commercially reasonable terms or those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We strategically evaluate collaborations and partnerships with biopharmaceutical companies that may have more robust and complementary capabilities and resources to accelerate the development and maximize the availability and potential of our product candidates. The collaboration negotiation process is time-consuming and complex. If and when we seek to enter into collaborations, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the stage of development, the likelihood of approval by the FDA, EMA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of intellectual property, alternative product candidates or technologies, and industry and market conditions generally.

If we are unable to reach a definitive agreement, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

If we enter into any collaboration arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. Collaborations involving our product candidates would pose numerous risks to us, including the following:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to, and the manner in which they perform their obligations under, these collaborations and may not perform their obligations as expected;
•
the relationship may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business;
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

If an agreement with a collaborator terminates, our access to technology and intellectual property licensed to us by that collaborator may be restricted or terminate entirely, which may delay our continued development of our product candidates utilizing the collaborator’s technology or intellectual property or require us to stop development of those product candidates completely. We may also find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. Any collaborator may also be subject to many of the risks relating to product development, regulatory approval, and commercialization described in this “Risk Factors” section, and any negative impact on our collaborators may adversely affect us.

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

The trading price of our common stock is highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this periodic report, these factors include:

•
the timing of achievement of our research, clinical, regulatory and other milestones for our product candidates;
•
the results of preclinical studies and clinical trials of our product candidates, those conducted by third parties or those of our competitors;
•
the success of competitive products or announcements by potential competitors of their product development efforts;
•
regulatory actions with respect to our product candidates or those of our competitors;
•
actual or anticipated changes in our growth rate relative to our competitors;
•
regulatory or legal developments in the U.S. and other countries;
•
litigation, including developments or disputes concerning patent applications, issued patents or other intellectual property or proprietary rights;
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
•
the cost of operating a manufacturing facility and manufacturing our product candidates, which may vary depending on FDA, EMA or other comparable foreign regulatory authority guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;
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
•
competition from existing and potential future products and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
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
•
our ability to commercialize any of our product candidates, if approved, inside and outside of the U.S., either independently or working with third parties;
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

As of December 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 45% of our common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. For example, we filed: (i) on August 10, 2022, a shelf registration statement on Form S-3 with the SEC that became effective on August 17, 2022 and allows us to undertake various equity and debt offerings up to $300.0 million (the Shelf Registration); (ii) on August 17, 2022, a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of up to $75.0 million of our common stock from time to time through an “at-the-market” program under the Securities Act and (iii) on November 17, 2022, a prospectus supplement to the Shelf Registration that covered the offering, issuance and sale of 25,429,716 shares of our common stock, at a public offering price of $2.60 per share, and pre-funded warrants to purchase 6,236,693 shares of our common stock, at a public offering price of $2.599 per pre-funded warrant (the Follow-On Prospectus Supplement), pursuant to which we received aggregate net proceeds of $76.9 million, after deducting the underwriting commissions and offering expenses. To date, we have not sold any shares under our “at-the-market” program.

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

We will incur costs as a result of operating as a public company, and our management will devote substantial time to related compliance initiatives. Additionally, if we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and the Nasdaq Stock Market LLC (Nasdaq). As a result of our initiatives to comply with such regulatory requirements, we incur significant legal, accounting and other expenses which may increase after we are no longer an “emerging growth company.” Moreover, our management and other personnel need to devote a substantial amount of time to these compliance initiatives.

In particular, as a public company we are required to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, beginning with our second annual report on Form 10-K after we become a public company, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm, unless we continue to qualify as a “smaller reporting company” at such time. To achieve compliance with Section 404 within the prescribed periods, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially continue to engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadlines imposed by the Sarbanes-Oxley Act.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are in South San Francisco, where we lease a facility containing approximately 32,370 square feet of office and laboratory space located at 171 Oyster Point Blvd., Suite 500, South San Francisco, CA 94080. The lease expires on May 31, 2025, unless earlier terminated in accordance with the lease, and we may renew the lease term for two additional five-year periods. In addition, we currently sublease approximately 105,000 square feet of additional office and laboratory space located at 131 Oyster Point Blvd, South San Francisco, CA 94080 through November 30, 2023.

We also have a leased space at a facility in Union City containing manufacturing and office space located at 33498 Central Avenue, Union City, CA 94587. The lease expires in July 2031, unless earlier terminated in accordance with the lease. We may renew the lease term for one additional five-year period.

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

Holders of Common Stock

As of March 2, 2023, there were 48 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Annual Report.

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

Issuer Purchases of Equity Securities

Not applicable.

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

Overview

We are a clinical-stage biotechnology company focused on discovering, developing and delivering curative therapies that address the underlying drivers of heart disease. Our vision is to change the treatment paradigm for heart disease, and in doing so improve and extend the lives of millions of individuals and families.

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

Our lead product candidates include, TN-201, a gene therapy for MYBPC3-associated HCM, TN-301, a small molecule for HFpEF, and TN-401, a gene therapy for PKP2-associated ARVC.

TN-201 is our first-in-class gene therapy for adults and children with HCM due to MYBPC3 gene mutations. These mutations can cause the heart walls of affected individuals to become significantly thickened, leading to fibrosis, abnormal heart rhythms, cardiac dysfunction and heart failure. HCM is a chronic, progressive condition and those diagnosed with disease often experience significant impairment in overall quality of life. TN-201 uses a differentiated approach to deliver a functional MYBPC3 gene to the heart utilizing a recombinant AAV9 capsid to restore expression of the cardiac myosin binding protein to halt disease progression and potentially reverse the course of genetic HCM following a single intravenous injection. In January 2023, we received notification from the FDA that clinical testing of TN-201 may proceed, and in the third quarter of 2023, we expect to begin dosing patients in a Phase 1b multi-center, open-label clinical trial, designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-201. TN-201 has received orphan drug designation from FDA and orphan medicinal product designation from the EC.

In order to support our development efforts for TN-201, we have initiated two noninterventional studies: a study evaluating seroprevalence to AAV9 antibodies among adults with MYBPC3-associated HCM, and MyClimb, a prospective and retrospective global natural history study focused on pediatric patients with MYBPC3 mutation-associated cardiomyopathy. The objective of the natural history study is to characterize the outcomes, burden of illness, risk factors, quality of life, and biomarkers associated with disease progression in pediatric patients with cardiomyopathy due to MYBPC3 gene mutations, as well as treatments, procedures, and patient outcomes. MyClimb complements existing disease registries focused primarily on adult patient HCM populations and may support and expedite the development of TN-201 in the pediatric patient population.

TN-301 is our highly specific small molecule inhibitor of histone deacetylase 6. TN-301 is initially being developed for the potential treatment of HFpEF. HFpEF is characterized by a stiffening of the heart muscle resulting in an inability for the left ventricle to relax properly during normal heart rhythm, referred to as diastolic dysfunction. There are several cellular processes thought to underly the pathophysiology of HFpEF including increases in fibrosis and inflammation and defects in metabolism. Although HFpEF accounts for approximately 50% of all heart failures, there are few proven treatment options. We are currently conducting a Phase 1 clinical trial in healthy adult participants to evaluate the safety, tolerability, pharmacokinetics and PD of escalating oral doses of TN-301. The Phase 1 clinical trial is being conducted in two stages: a SAD stage and a MAD stage. In the SAD stage of the trial, initial target engagement (as measured by the PD biomarker of tubulin acetylation) was achieved at dose levels thought to be in therapeutic ranges, enabling the initiation of the MAD stage of the clinical trial, which commenced in February 2023. In preclinical studies, dose dependent tubulin acetylation measured in circulating blood cells was found to correlate to levels in the heart. Data from both the SAD and MAD stages of the trial are anticipated in the second half of 2023.

TN-401 is our other AAV-based gene therapy designed to deliver a functional PKP2 gene in adults with ARVC due to a PKP2 genetic mutation. PKP2 mutations can cause enlargement of the RV in affected individuals, replacement of heart muscle with fibrotic tissue and fatty deposits, and severely abnormal heart rhythms (arrhythmia) that can make it harder for the heart to function properly and result in sudden cardiac death in some adults and children. TN-401, has demonstrated prevention of disease progression and survival benefit after a single dose in a mouse model of ARVC, as well as tolerability in a pilot non-Good Laboratory Practices toxicology and biodistribution study. We have initiated IND-enabling studies for TN-401 and expect to submit an IND to the FDA in the second half of 2023 to enable clinical development of TN-401. TN-401 has received orphan drug designation from the FDA. Additionally, in support of our development efforts for TN-401, we have initiated a global non-interventional study to collect treatment history and seroprevalence to AAV9 antibodies data among ARVC patients who carry pathogenic or likely pathogenic PKP2 gene mutations.

In addition to our lead product candidates, we have multiple early-stage programs progressing through pre-clinical development. These programs include an AAV-based gene therapy designed to express the DWORF gene in the heart with potentially broad utility in DCM, as well as our reprogramming program for cardiac regeneration which aims to replace heart cells lost in patients experiencing heart failure due to prior MI. While these named programs have reached candidate selection stage, we also have numerous earlier-stage programs emerging from our proprietary product platforms to address other forms of heart failure.

Our distinct, but interrelated Gene Therapy, Cellular Regeneration and Precision Medicine platforms and suite of integrated capabilities support our efforts to discover disease-modifying treatments focused on heart disease in a modality-agnostic manner. We also continue to invest in complementary new technologies and the optimization of our existing proprietary capabilities, including the use of human-iPSC disease models, machine learning and phenotypic screening, capsid engineering and novel promoter constructs to enable the discovery, design, delivery and development of therapeutics that are best suited to a given cardiovascular condition. In 2022, we also launched operations of our GMMC based in Union City, CA. The facility utilizes a modular, scalable design to produce AAV-based gene therapies under current GMP standards.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,		$	%
(in thousands, except percentages)	2022	2021	Change	Change
Operating expenses:
Research and development	$94,537	$54,393	$40,144	74%
General and administrative	31,084	18,413	12,671	69%
Total operating expenses	125,621	72,806	52,815	73%
Loss from operations	(125,621)	(72,806)	(52,815)	73%
Other income (expense), net:
Interest income	1,954	108	1,846	1,709%
Other income (expense), net	2	(23)	25	109%
Total other income (expense), net	1,956	85	1,871	2,201%
Net loss	$(123,665)	$(72,721)	$(50,944)	70%

Research and Development Expenses

Research and development activities account for a significant portion of our operating expenses. Research and development expenses relate primarily to discovery and development of our platforms, programs and product candidates, and are recognized as incurred. Internal research and development costs include, among others, employee-related costs (including salaries, benefits and stock-based compensation for employees engaged in research and development functions), laboratory supplies, other non-capital equipment utilized for in-house research and allocated overhead costs. External research and development expenses include, among others, fees paid to CROs to execute preclinical studies and clinical trials on our behalf, consulting fees and fees related to licensing agreements. We do not allocate our costs by platform, program or product candidate, as a significant amount of research and development expenses include internal costs, which are deployed across multiple platforms, programs, product candidates and activities.

We expense all research and development costs in the periods in which they are incurred. We enter into various agreements with CROs. Costs of certain research and development activities are recognized based on estimates generally based on an evaluation of the progress and input from external service providers.

The following table summarizes our research and development expenses for the periods presented:

	Year Ended December 31,		$	%
(in thousands, except percentages)	2022	2021	Change	Change
Facility and laboratory costs	$33,095	$22,833	$10,262	45%
Outside services	30,930	13,406	17,524	131%
Personnel-related costs	29,369	17,729	11,640	66%
Other research and development expenses	1,143	425	718	169%
Total research and development expenses	$94,537	$54,393	$40,144	74%

Research and development expenses were $94.5 million and $54.4 million for the years ended December 31, 2022 and 2021, respectively. The increase of $40.1 million, or 74%, was primarily due to:

•
an increase of $10.3 million in facility and laboratory costs, including manufacturing and laboratory supplies and materials and other allocated costs;
•
an increase of $17.5 million in outside services, including costs incurred for CROs on the IND-enabling and other research and development activities, preclinical studies and other external research expenses; and
•
an increase of $11.6 million in employee-related costs reflecting higher stock-based compensation from growth in the number of our research and development employees, partially offset by benefits from estimated employee tax credits.

We expect our research and development expenses to increase for the foreseeable future as we continue to invest in research and development activities related to developing our platforms, programs and product candidates and progressing through preclinical and clinical product development stages. The process of conducting the necessary research to advance to the clinical stage and ultimately obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we cannot reasonably estimate or know the nature, timing or estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

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

We expect that our general and administrative expenses will generally increase for the foreseeable future to support our continued research and development activities, future business development opportunities and professional fees. In addition, we will continue to incur legal, accounting, insurance and other expenses in operating our business as a public company, including costs associated with regulatory and compliance activities.

General and administrative expenses were $31.1 million and $18.4 million for the years ended December 31, 2022 and 2021, respectively. The increase of $12.7 million, or 69%, was primarily due to an $8.2 million increase in employee-related expenses reflecting higher stock-based compensation from growth in the number of employees, partially offset by benefits from estimated employee tax credits. The increase is also due to a $2.2 million increase in professional and outside service expenses and a $1.0 million increase in insurance costs.

Interest Income

Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. The year-over-year increase of $1.8 million was primarily due to rising interest rates during the year ended December 31, 2022.

Other Income (Expense), Net

Other income (expense), net primarily consists of gain and loss on disposal of assets and foreign exchange.

Net Loss

Net loss for the year ended December 31, 2022, was $123.7 million, compared to a net loss of $72.7 million for the year ended December 31, 2021.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and we have incurred significant net losses and negative cash flows from operations. From our inception through December 31, 2022, we have funded our operations primarily from the sale and issuance of our equity securities. As of December 31, 2022, we had cash, cash equivalents and investments in marketable securities of $204.2 million and an accumulated deficit of $279.2 million.

Follow-on Offering

On November 21, 2022, we completed an underwritten public offering of 22,613,307 shares of our common stock at a price of $2.60 per share and, to certain investors in lieu of common stock, pre-funded warrants to purchase 6,236,693 shares of our common stock at a price of $2.599 per pre-funded warrant under our registration statement on Form S-3 (File No. 333-266741) (the Shelf Registration Statement). The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.001 per share, subject to certain ownership limitations. In addition, we granted the underwriters a 30-day option to purchase up to an additional 4,327,500 shares of our common stock to cover overallotments, if any, at $2.60 per share. On November 29, 2022, the underwriters partially exercised the option and purchased an additional 2,816,409 shares of our common stock. We received total net proceeds of $76.9 million after deducting underwriting discounts and commissions of $4.9 million and offering expenses of $0.5 million. The offering expenses were paid in January 2023.

“At-the-Market” Equity Offering

On August 10, 2022, we entered into a sales agreement (Sales Agreement) with SVB Securities LLC (SVB Securities). Pursuant to the Sales Agreement we may sell, from time to time up to an aggregate of $75.0 million of our common stock through an “at-the-market” offering defined in Rule 415 under the Securities Act. We will pay SVB Securities a commission equal to 3.0% of the gross proceeds from the sale of shares of our common stock under the Sales Agreement. The $75.0 million of common stock that may be offered, issued and sold under the Sales Agreement is included in the $300.0 million of securities that may be offered, issued and sold by us under the Shelf Registration Statement. As of December 31, 2022, no shares have been sold pursuant to the Sales Agreement.

Funding Requirements

We expect our expenses and operating losses will continue to increase over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we:

•
continue to advance our lead product candidates, TN-201, TN-301 and TN-401, in and toward the clinic;
•
continue preclinical development of our earlier-stage product candidates and initiate additional preclinical studies using our Gene Therapy, Cellular Regeneration and Precision Medicine platforms and core capabilities;

•
operate our manufacturing facility and develop our manufacturing capabilities;
•
seek regulatory approval of our product candidates that successfully complete clinical trials;
•
expand our operational, financial, and information systems, including personnel to support our preclinical and clinical development, manufacturing, system infrastructure, regulatory compliance and future commercialization efforts;
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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Year Ended December 31,
	2022	2021
	(In thousands)
Net cash provided by (used in):
Operating activities	$(104,424)	$(60,812)
Investing activities	83,652	(238,564)
Financing activities	77,767	208,970
Net change in cash, cash equivalents and restricted cash	$56,995	$(90,406)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $104.4 million, which consisted of a net loss of $123.7 million and a net change in operating assets and liabilities of $0.8 million, partially offset by $20.0 million in non-cash charges. The change in net operating assets and liabilities was due to a decrease in operating lease liabilities of $3.1 million, a decrease in prepaid expenses and other current assets of $2.9 million and an increase in other noncurrent assets of $0.8 million, partially offset by an increase in accounts payable and accrued expenses and other current liabilities of $6.0 million. Cash flows from operations are generally impacted by the timing of payments to vendors and vendor payment terms. The non-cash charges primarily consisted of stock-based compensation of $11.5 million and depreciation and amortization of $6.5 million.

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

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2022 was $83.7 million, which consisted primarily of proceeds from maturities of marketable securities of $244.8 million, partially offset by purchases of marketable securities of $140.5 million and purchases of property and equipment of $20.6 million primarily related to our manufacturing and office space in Union City, California.

Net cash used in investing activities for the year ended December 31, 2021, was $238.6 million, which consisted of purchases of marketable securities of $213.4 million and purchases of property and equipment of $25.1 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022, was $77.8 million, which primarily consisted of proceeds from our follow-on public offering, net of issuance costs, of $77.4 million.

Net cash provided by financing activities for the year ended December 31, 2021, was $209.0 million, which primarily consisted of proceeds from our initial public offering, net of issuance costs, of $188.5 million, net proceeds received from the sale and issuance of our Series C convertible preferred stock of $20.0 million, and proceeds from the exercise of stock options of $0.4 million.

Contractual and Other Obligations

We lease office space for our corporate headquarters in South San Francisco under a lease that expires in May 2025. We expect to pay rent of approximately $2.5 million during 2023 for this lease. We also lease the Union City Facility under a lease that expires in July 2031. We expect to pay rent of approximately $1.3 million in 2023 for this lease. In addition, we sublease additional office and laboratory space in South San Francisco through November 30, 2023 and expect to pay rent of approximately $1.4 million in 2023 for this sublease. As of December 31, 2022, undiscounted future minimum lease payments of $6.2 million and $12.2 million remain on the South San Francisco and Union City leases, respectively.

In addition, we enter into agreements in the normal course of business with vendors for preclinical research studies, clinical trials and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments and are generally cancelable upon written notice. Payments due upon cancellation consist only of payments for services provided and expenses incurred up to the date of cancellation.

We have also entered into license agreements under which we are obligated to make specified milestone and royalty payments. The payment obligations under these agreements are contingent upon future events, such as our achievement of specified development, regulatory, and sales milestones, or generating product sales. Generally, the timing or likelihood of achieving these milestones or generating future product sales are not determinable.

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

For purposes of determining the estimated fair value of options granted to employees and non-employees, we use the Black-Scholes option pricing model, which requires the use of highly subjective assumptions. These assumptions include:

•
Fair Value of Common Stock—Prior to our IPO, there was no public market for our common stock. As such, the estimated fair value of our common stock and underlying stock options was determined at each grant date by our board of directors, with input from management, based on the information known to us on the grant date and upon a review of any recent events and their potential impact on the estimated per share fair value of our common stock. As part of these fair value determinations, our board of directors obtained and considered valuation reports prepared by a third-party valuation firm in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting & Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For grants subsequent to our IPO, the grant date fair value of common stock was determined by using the closing price per share of common stock as reported on the Nasdaq Global Select Market.
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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tenaya Therapeutics, Inc. (the "Company") as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

San Francisco, California

March 8, 2023

We have served as the Company's auditor since 2019.

TENAYA THERAPEUTICS, INC.

Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$95,272	$38,129
Short-term investments in marketable securities	91,255	213,171
Prepaid expenses and other current assets	7,227	4,058
Total current assets	193,754	255,358
Property and equipment, net	51,032	43,020
Operating lease right-of-use assets	11,663	11,685
Long-term investments in marketable securities	17,703	—
Other noncurrent assets	4,793	4,126
Total assets	$278,945	$314,189
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,578	$10,721
Accrued and other current liabilities	10,664	9,059
Operating lease liabilities, current	4,006	1,994
Total current liabilities	24,248	21,774
Operating lease liabilities, noncurrent	11,093	13,707
Other noncurrent liabilities	228	182
Total liabilities	35,569	35,663
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2022 and 2021; no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized as of December 31, 2022 and 2021; 66,857,113 and 41,291,374 shares issued and outstanding as of December 31, 2022 and 2021	7	4
Additional paid-in capital	522,945	434,196
Accumulated other comprehensive loss	(378)	(141)
Accumulated deficit	(279,198)	(155,533)
Total stockholders’ equity	243,376	278,526
Total liabilities and stockholders’ equity	$278,945	$314,189

The accompanying notes are an integral part of these financial statements.

TENAYA THERAPEUTICS, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$94,537	$54,393
General and administrative	31,084	18,413
Total operating expenses	125,621	72,806
Loss from operations	(125,621)	(72,806)
Other income (expense), net:
Interest income	1,954	108
Other income (expense), net	2	(23)
Total other income (expense), net	1,956	85
Net loss before income tax expense	(123,665)	(72,721)
Income tax expense	—	—
Net loss	(123,665)	(72,721)
Other comprehensive loss:
Net unrealized loss on marketable securities	(237)	(141)
Comprehensive loss	$(123,902)	$(72,862)
Net loss per share, basic and diluted	$(2.76)	$(4.10)
Weighted-average shares used in computing net loss per share, basic and diluted	44,823,597	17,734,166

The accompanying notes are an integral part of these financial statements.

TENAYA THERAPEUTICS, INC.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Notes Receivable from	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stockholders	Loss	Deficit	(Deficit)
Balance as of January 1, 2021	24,493,528	$220,754	1,210,306	$—	$1,584	$(87)	$—	$(82,812)	$(81,315)
Issuance of Series C convertible preferred stock, net of issuance costs of $20	1,608,750	19,981	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock upon completion of initial public offering	(26,102,278)	(240,735)	26,102,278	3	240,732	—	—	—	240,735
Issuance of common stock upon initial public offering, net of issuance costs of $18,459	—	—	13,800,000	1	188,540	—	—	—	188,541
Issuance of common stock upon exercise of stock options	—	—	195,749	—	358	—	—	—	358
Repurchase of common stock related to early exercise of options	—	—	(16,959)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	32	—	—	—	32
Notes receivable from stockholders	—	—	—	—	—	87	—	—	87
Stock-based compensation	—	—	—	—	2,950	—	—	—	2,950
Other comprehensive loss	—	—	—	—	—	—	(141)	—	(141)
Net loss	—	—	—	—	—	—	—	(72,721)	(72,721)
Balance as of December 31, 2021	—	$—	41,291,374	$4	$434,196	$—	$(141)	$(155,533)	$278,526
Issuance of common stock and pre-funded warrants, net of issuance costs of $5,441	—	—	25,429,716	3	76,883	—	—	—	76,886
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	—	—	32,609	—	51	—	—	—	51
Issuance of common stock pursuant to employee stock purchase plan	—	—	106,192	—	329	—	—	—	329
Repurchase of common stock related to early exercise of options	—	—	(2,778)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	19	—	—	—	19
Stock-based compensation	—	—	—	—	11,467	—	—	—	11,467
Other comprehensive loss	—	—	—	—	—	—	(237)	—	(237)
Net loss	—	—	—	—	—	—	—	(123,665)	(123,665)
Balance as of December 31, 2022	—	$—	66,857,113	$7	$522,945	$—	$(378)	$(279,198)	$243,376

The accompanying notes are an integral part of these financial statements.

TENAYA THERAPEUTICS, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(123,665)	$(72,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,467	2,961
Amortization (accretion) of premium (discount) on marketable securities	(307)	131
Stock-based compensation	11,467	2,950
Non-cash operating lease expense	2,246	1,064
Other	217	61
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,934)	(2,730)
Other noncurrent assets	(815)	(3,114)
Accounts payable	1,660	8,600
Accrued and other current liabilities	4,348	3,295
Operating lease liabilities	(3,107)	(1,472)
Other noncurrent liabilities	(1)	163
Net cash used in operating activities	(104,424)	(60,812)
Cash flows from investing activities:
Purchases of property and equipment	(20,630)	(25,121)
Purchases of marketable securities	(140,476)	(213,443)
Proceeds from maturities of marketable securities	244,750	—
Other	8	—
Net cash provided by (used in) investing activities	83,652	(238,564)
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants in follow-on offering, net of issuance costs	77,387	—
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	19,981
Proceeds from initial public offering, net of issuance costs	—	188,541
Proceeds from exercise of stock options and employee stock purchase plan	380	374
Repurchase of common stock	—	(13)
Proceeds from repayments on notes receivable from stockholders	—	87
Net cash provided by financing activities	77,767	208,970
Net change in cash, cash equivalents and restricted cash	56,995	(90,406)
Cash and cash equivalents and restricted cash at beginning of period	38,676	129,082
Cash and cash equivalents and restricted cash at end of period	$95,671	$38,676
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$95,272	$38,129
Restricted cash included in other noncurrent assets	399	547
Cash, cash equivalents and restricted cash	$95,671	$38,676
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock upon completion of initial public offering	$—	$240,735
Offering costs related to November 2022 public offering included in accounts payable and accrued and other current liabilities	$501	$—
Property and equipment included in accounts payable and accrued and other current liabilities	$549	$4,100

The accompanying notes are an integral part of these financial statements.

TENAYA THERAPEUTICS, INC.

Notes to Financial Statements

Note 1. Organization and Description of the Business

Description of the Business

Tenaya Therapeutics, Inc. (the “Company”) was incorporated in the state of Delaware in August 2016 and is headquartered in South San Francisco, California. The Company is a clinical-stage biotechnology company focused on discovering, developing and delivering curative therapies that address the underlying drivers of heart disease. The Company's lead product candidates include, TN-201, a gene therapy for myosin binding protein C3-associated hypertrophic cardiomyopathy, TN-301, a small molecule for heart failure with preserved ejection fraction, and TN-401, a gene therapy for plakophilin 2-associated arrhythmogenic right ventricular cardiomyopathy (ARVC).

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

Liquidity

The Company has incurred net losses since inception and expects such losses to continue in the future as it conducts research and development activities. As of December 31, 2022, the Company had an accumulated deficit of $279.2 million. The Company incurred a net loss of $123.7 million and $72.7 million during the years ended December 31, 2022 and 2021, respectively. The Company had $204.2 million of cash, cash equivalents and investments in marketable securities as of December 31, 2022.

Management recognizes the need to raise additional capital to fully implement its business plan. The Company may seek to raise capital through equity financings, debt financings, license agreements, collaborative agreements or other sources of financing. Management believes that its existing cash, cash equivalents and investments in marketable securities as of December 31, 2022 will be sufficient to fund the Company’s operations for at least the next twelve months following the date these financial statements are filed with the Securities and Exchange Commission (SEC).

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of risk consist principally of cash, cash equivalents and marketable securities. The Company maintains deposits in cash and cash equivalents in federally insured financial institutions that it believes have high credit quality. Such deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents and the issuers of its investments in marketable securities to the extent recorded in the balance sheets. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Restricted Cash

The restricted cash represents security deposits for the Company’s operating leases in South San Francisco, and Union City, California. The security deposits are in the form of a letter of credit secured by restricted cash.

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

Leases

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

Research and Development Expenses

Research and development (R&D) costs are expensed as incurred. Research and development expenses include, among others, consulting fees, salaries, benefits, travel, stock-based compensation, laboratory supplies and other non-capital equipment utilized for in-house research, allocated facilities and overhead costs, fees related to licensing agreements, fees paid to contract research organizations (CRO) that conduct research and development activities on the Company’s behalf and costs related to compliance with regulatory requirements.

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

For purposes of determining the estimated fair value of options granted to employees and nonemployees, the Company uses the Black-Scholes option pricing model. See Note 8 to the Company's financial statements for the specific assumptions used in applying the Black-Scholes valuation model.

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

A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company has recorded a full valuation allowance on its net deferred tax assets.

Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Interest and penalties, if any, related to unrecognized tax benefits are included within the provision for income tax.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of the Company’s common stock outstanding for the period, without consideration for potential dilutive shares of common stock. Basic shares of common stock outstanding include the weighted-average effect of the Company’s pre-funded warrants issued in November 2022 because the pre-funded warrants have a nominal exercise price. As the Company is in a loss position for the periods presented, diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive. Shares related to early exercised stock options that are subject to repurchase are excluded from the basic and diluted net loss per share calculation until the Company’s repurchase right lapses.

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

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify the accounting for income taxes. This standard eliminates certain exceptions to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. As an emerging growth company, ASU 2019-12 became effective for the Company beginning January 1, 2022. The adoption of this standard did not have any impact on the Company’s financial statements.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (ASU 2021-10), which requires business entities to make annual disclosures about transactions with a government they account for by analogizing to a grant or contribution accounting model. The required annual disclosures include the nature of the transaction, the entity’s related accounting policy, the financial statement line items affected and the amounts reflected in the current period financial statements, and any significant terms and conditions. ASU 2021-10 became effective for the Company beginning January 1, 2022. The adoption of this standard did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which replaces the existing incurred loss impairment model with an expected credit loss model. This standard will require companies to recognize an allowance for credit losses on available-for-sale debt securities rather than the current approach of recording a reduction to the carrying value of the asset. As an emerging growth company, ASU 2016-13 will become effective for the Company beginning January 1, 2023. The Company does not expect the adoption of this standard will have a material impact on its financial statements.

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

		December 31, 2022
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Cash equivalents	Level 1	$20,532	—	—	$20,532
Money market funds	Level 1	7,203	—	—	7,203
Commercial paper	Level 2	11,972	—	(4)	11,968
Government agencies bonds	Level 2	54,569	12	—	54,581
Marketable securities:
U.S. treasuries	Level 1	25,273	1	(147)	25,127
Commercial paper	Level 2	43,605	4	(125)	43,484
Corporate bonds	Level 2	2,696	—	(18)	2,678
Government agencies bonds	Level 2	37,770	9	(110)	37,669
Total financial assets		$203,620	$26	$(404)	$203,242

		December 31, 2021
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$37,129	$—	$—	$37,129
Marketable securities:
U.S. treasuries	Level 1	78,097	—	(85)	78,012
Commercial paper	Level 2	121,634	—	(50)	121,584
Corporate bonds	Level 2	8,979	—	(3)	8,976
Government agencies bonds	Level 2	4,602	—	(3)	4,599
Total financial assets		$250,441	$—	$(141)	$250,300

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

As of December 31, 2022, the fair value of available-for-sale marketable securities was $109.0 million. $91.3 million of available-for-sale marketable securities had remaining maturities of less than one year. The remaining $17.7 million of marketable securities had remaining maturities between one and two years.

The carrying amount of the Company’s remaining financial assets and liabilities, which include cash, receivables and payables, approximate their fair values due to their short-term nature.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consists of the following:

	December 31, 2022	December 31, 2021
	(In thousands)
Leasehold improvements	$23,605	$7,241
Laboratory equipment	20,537	11,891
Manufacturing equipment	17,468	—
Construction in progress	3,128	32,561
Computer equipment and software	1,060	218
Furniture and fixtures	910	534
Total property and equipment	$66,708	$52,445
Less: accumulated depreciation and amortization	(15,676)	(9,425)
Total property and equipment, net	$51,032	$43,020

Depreciation and amortization expense for the years ended December 31, 2022 and 2021, was $6.5 million and $3.0 million, respectively. Leasehold improvements represent certain enhancements made to the Company’s leased manufacturing and office space located in Union City, California (Union City Facility). During the quarter ended June 30, 2022, the Company completed the build out and operational launch of the Union City Facility. As a result, the Company reclassified the related capitalized machinery and equipment from construction in progress to manufacturing and laboratory equipment in that period.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31, 2022	December 31, 2021
	(In thousands)
Accrued compensation and related expenses	$6,299	$3,667
Accrued research and development expenses	3,214	2,023
Accrued professional services	482	344
Accrued property and equipment	139	2,863
Other current liabilities	530	162
Total accrued and other current liabilities	$10,664	$9,059

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include a receivable of approximately $2 million relating to the employee retention credit (ERC) under the Coronavirus Aid, Relief, and Economic Security Act. The ERC is a refundable tax credit, which was provided to encourage businesses to keep employees on the payroll during the COVID-19 pandemic. During the year ended December 31, 2022, the Company recorded the receivable with the offsetting benefit included in operating expenses.

Note 5. License Agreements

Gladstone License Agreement

In October 2016, the Company entered into a license agreement with the J. David Gladstone Institute (Gladstone), pursuant to which Gladstone granted the Company a worldwide, royalty-bearing exclusive patent license and a non-exclusive technology license to develop and commercialize certain products for certain diseases (Gladstone License Agreement). Pursuant to the Gladstone License Agreement, the Company is obligated, among other things, to pay Gladstone (i) annual license maintenance fees ranging from $25,000 up to $0.1 million per year, which will be creditable against royalties paid in the following twelve month period, (ii) milestone payments up to $4.1 million for royalty-bearing products directed to a particular target, which are contingent upon achieving specific clinical and commercialization milestone events, and (iii) tiered low-single digit royalties on future net sales of each royalty-bearing product. Under the agreement, the Company is subject to diligence requirements to develop and commercialize at least one royalty-bearing product. The Company may pay $50,000 to $100,000 to extend the deadline for its diligence milestone obligations for up to four additional one-year terms. Dr. Deepak Srivastava, M.D., a member of the Company’s board of directors, serves as President of Gladstone. As of December 31, 2022, the Company has not recognized any milestone and royalty payments under the Gladstone License Agreement.

During the years ended December 31, 2022 and 2021, amounts recorded related to annual license fees payable pursuant to the Gladstone License Agreement were immaterial.

University of Texas Southwestern License Agreement

In January 2020, the Company entered into a license agreement with the University of Texas Southwestern (UTSW License), pursuant to which UTSW granted the Company a royalty-bearing exclusive and sublicensable patent license and a non-exclusive, non-sublicensable license for mutually agreed upon development activities. Under the UTSW License, the Company is obligated to pay UTSW (i) a non-refundable upfront license fee of $0.1 million, which was paid by the Company in 2020, (ii) milestone payments up to a total of $14.8 million in aggregate, which are contingent upon achieving specific development and commercialization milestone events, and (iii) royalties on future net sales of each royalty-bearing product ranging in the low-single digits. As of December 31, 2022, the Company has not recognized any milestone and royalty payments under the UTSW License.

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

In November 2021, the Company entered into a short-term sublease agreement for additional office and laboratory space in South San Francisco, California with a lease term that was initially set to expire on June 30, 2022. In May 2022, the Company entered into an amendment to extend the term for the existing sublease premise through December 31, 2022. Under the amendment, the Company also subleased additional office and laboratory space at the same sublease premise through November 30, 2023.

Information related to operating lease activity during the year ended December 31, 2022 was as follows (in thousands):

	Year Ended December 31,
	2022	2021

Operating lease cost	$3,714	$2,364
Variable lease cost	1,209	$1,095
Short-term lease cost	952	2,241
Total lease cost	$5,875	$5,700

Operating lease-right-of-use assets obtained in exchange for lease obligations	$2,224	$8,558
Cash paid for leases included in operating cash outflows	$6,454	$6,110
Cash paid for amounts included in the measurement of lease liabilities	$4,293	$2,774

As of December 31, 2022, the Company’s operating leases had a weighted average remaining lease term of 5.6 years and a weighted average discount rate of 9.3%. Future minimum lease payments under the Company’s operating leases as of December 31, 2022 were as follows:

Amount
(In thousands)
2023	$5,223
2024	3,910
2025	2,445
2026	1,386
2027	1,428
Thereafter	5,477
Total undiscounted future minimum lease payments	$19,869
Imputed interest	(4,770)
Total operating lease liabilities	$15,099

Asset Retirement Obligation

Under the lease agreement for the Union City Facility, the Company is contractually obligated to remove constructed leasehold improvements related to capitalized machinery and equipment (see Note 4) and to restore the leased space to its original condition upon termination of the lease agreement. As of December 31, 2022, the balance of the asset retirement obligation liability was not material.

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

Indemnification

From time to time, the Company may become involved in litigation and other legal actions. The Company estimates the range of liability related to any pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i)

information available prior to issuance of the consolidated financial statements indicates that it is probable that a liability had been incurred at the date of the consolidated financial statements and (ii) the range of loss can be reasonably estimated. The Company was not involved in any material litigation as of December 31, 2022 and 2021.

In the normal course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amounts of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with its directors and certain officers that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of December 31, 2022 and 2021, the Company did not have any material indemnification claims that were probable or reasonably possible and, consequently, has not recorded any related liabilities.

Note 7. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

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

Common Stock

The holders of common stock are entitled to one vote per share on all matters to be voted on by the stockholders of the Company and are entitled to dividends, if and when declared by the board of directors, subject to the prior rights of the preferred stockholders. Common stock issued and outstanding on the balance sheets and statements of convertible preferred stock and stockholders’ equity (deficit) includes shares related to early exercised options and restricted stock that are subject to repurchase. Common stock issued and outstanding is reduced for any repurchases of early exercised stock options and restricted stock. As of December 31, 2022 and 2021, outstanding common stock included 853 and 28,905 shares, respectively, related to early exercised stock options and restricted stock that are unvested and subject to repurchase.

Initial Public Offering

On August 3, 2021, the Company completed its IPO, at which time the Company issued an aggregate of 13,800,000 shares of its common stock (inclusive of 1,800,000 shares pursuant to the underwriters’ overallotment option) at a price of $15.00 per share. The Company received net proceeds of $188.5 million, after deducting underwriting discounts and commissions of $14.5 million and other offering expenses of $4.0 million. Immediately prior to the completion of the IPO, all of the Company’s outstanding shares of convertible preferred stock automatically converted into 26,102,278 shares of common stock.

“At-the-Market” Equity Offering

On August 10, 2022, the Company entered into a sales agreement with a sales agent to establish an at-the-market (ATM) offering defined in Rule 415 under the Securities Act. Pursuant to the sales agreement, the Company is permitted to offer and sell, from time to time, shares of its common stock having a maximum aggregate offering price of up to $75.0 million. As of December 31, 2022, no shares have been sold pursuant to the ATM program.

Follow-On Offering

On November 21, 2022, the Company completed an underwritten public offering of 22,613,307 shares of its common stock at a price of $2.60 per share and, to certain investors in lieu of common stock, pre-funded warrants to purchase 6,236,693 shares of its common stock at a price of $2.599 per pre-funded warrant. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.001 per share, subject to certain ownership limitations. The Company determined the pre-funded warrants qualified for equity accounting. In addition, the

Company granted the underwriters a 30-day option to purchase up to an additional 4,327,500 shares of its common stock to cover overallotments, if any, at $2.60 per share. On November 29, 2022, the underwriters partially exercised the option and purchased an additional 2,816,409 shares of Company’s common stock. The Company received net proceeds of $76.9 million, inclusive of the additional shares purchased by the underwriters, after deducting underwriting discounts and commissions of $4.9 million and other offering expenses of $0.5 million. The offering expenses were paid in January 2023.

As of December 31, 2022, total shares of common stock reserved for issuance, on an as-if converted basis, are as follows:

December 31, 2022
Outstanding stock options and awards	5,669,374
Outstanding pre-funded warrants	6,236,693
Stock options and awards available for future grant	2,318,761
Shares available for further issuance under the employee stock purchase plan	1,106,721
Total	15,331,549

Note 8. Stock-Based Compensation

2021 Equity Incentive Plan

In July 2021, the Company adopted the 2021 Equity Incentive Plan (2021 Plan), which became effective in connection with the initial public offering (IPO). Under the 2021 Plan, 4,000,000 shares of the Company’s common stock were initially reserved for issuance of equity awards to employees, directors, and consultants, under terms and provisions established by the Board of Directors. The number of shares of common stock available for issuance under the 2021 Plan automatically increases on the first day of January for a period of ten years, commencing on January 1, 2022, in an amount equal to the lesser of: 4,000,000 shares; 4% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding year; or such other amount as the Company’s Board of Directors may determine. In addition, the Company’s 2016 Equity Incentive Plan (2016 Plan) was terminated in connection with the IPO. Shares subject to awards granted under the 2016 Plan that are repurchased by or forfeited to the Company will be reserved for issuance under the 2021 Plan.

Total shares reserved and available for grant under the 2021 Plan as of December 31, 2022 are 2,318,761.

Stock Option Activity

The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
		(in dollars)	(Years)	(In thousands)
Outstanding as of December 31, 2021	2,772,154	$7.90
Options granted	2,632,302	$12.58
Options exercised	(23,677)	$2.14
Options cancelled	(170,597)	$16.54
Outstanding as of December 31, 2022	5,210,182	$10.01	8.45	$751
Exercisable as of December 31, 2022	1,719,533	$7.15	7.56	$691

The aggregate intrinsic value is the value of the Company’s closing stock price on the last trading day of the year in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during the years ended December 31, 2022 and 2021, was $0.2 million and $1.7 million.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2022 and 2021 was $9.80 and $9.50 per share.

As of December 31, 2022, there was $30.3 million of unrecognized stock-based compensation cost related to stock options, which is expected to be recognized over an estimated weighted-average period of 2.6 years.

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

Year Ended December 31,
	2022	2021
Expected term (in years)	5.5 – 6.1	5.0 – 6.1
Expected volatility	95% – 97%	95% – 103%
Risk-free interest rate	1.6% – 4.2%	0.6% – 1.4%
Expected dividend yield	—%	—%

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

Expected Dividend Yield— The expected dividend yield is assumed to be zero as the Company has never paid and has no plans to pay any dividends on its common stock.

Restricted Stock Units

The Company began granting restricted stock units (RSUs) during the quarter ended March 31, 2022. RSUs are awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon the completion of a specific period of continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. RSUs are valued at the market price of the underlying common stock on the date of grant. The Company recognizes noncash compensation expense for the fair value of RSUs on a straight-line basis over the requisite service period of the awards. The following table summarizes activity of RSUs granted to employees with service-based vesting under the 2021 Plan.

	Shares	Weighted Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
		(in dollars)	(Years)	(In thousands)
Unvested as of December 31, 2021	—	$—
Granted	489,153	$4.44
Vested	(8,932)	$15.19
Forfeited	(21,029)	$7.93
Unvested as of December 31, 2022	459,192	$4.07	1.41	$923

As of December 31, 2022, there was $1.7 million of unrecognized stock-based compensation cost related to RSUs, which is expected to be recognized over an estimated weighted-average period of 2.3 years.

2021 Employee Stock Purchase Plan

In July 2021, the Company adopted the 2021 Employee Stock Purchase Plan (ESPP), which became effective in connection with the IPO. The Company initially reserved 800,000 shares for future issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP automatically increases on the first day of each fiscal year beginning with 2022 in an amount equal to the lesser of: 800,000 shares; 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding year; or such other amount as the board of directors may determine. As of December 31, 2022, 1,106,721 shares were reserved for future issuance under the ESPP. Under the Company’s ESPP, employees are generally eligible to participate and can purchase shares on each purchase date established semi-annually through payroll deductions at the lower of 85% of the fair market value of the Company’s stock at the commencement of the offering period or each purchase date of the offering period. Each offering period spans 6 months. The ESPP permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation, up to an annual limit of $25,000 per the Internal Revenue Service. The first offering period commenced in January 2022. For the year ended December 31, 2022, the stock-based compensation expense for ESPP was not material.

Stock-Based Compensation

The following table summarizes stock-based compensation recognized in the Company’s statements of operations and comprehensive loss:

	Year Ended December 31,
	2022	2021
	(In thousands)
Research and development	$4,914	$1,179
General and administrative	6,553	1,771
Total stock-based compensation	$11,467	$2,950

Note 9. Income Taxes

No provision for or benefit from income taxes was recorded during the years ended December 31, 2022 and 2021. The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty regarding the realization of such assets. All losses to date have been incurred in the United States. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating losses and tax credit carryforwards.

Effective Tax Rate Reconciliation

The effective tax rate of the Company’s provision for income taxes differs from the federal statutory rate and the effective tax rate reconciliation is as follows:

	December 31,
	2022	2021
U.S. federal taxes at statutory rate	21.0%	21.0%
State taxes (net of federal benefit)	1.2	0.6
Credits	2.8	3.1
Stock-based compensation	(0.3)	(0.3)
Section 382 limitation on tax attribute carryforwards	0.0	0.0
Change in valuation allowance	(24.1)	(23.3)
Other	(0.6)	(1.1)
Total	—%	—%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2022	2021
	(In thousands)
Balance at beginning of year	$1,470	$571
Additions based on tax positions related to current year	1,588	901
Additions based on tax positions related to prior years	83	—
Reductions for tax positions related to prior years	—	(2)
Balance at end of year	$3,141	$1,470

The Company does not expect that its uncertain tax positions will materially change in the next twelve months. The reversal of the uncertain tax benefits would not impact the Company’s effective tax rate as the Company continues to maintain a full valuation allowance against its deferred tax assets.

The Company files tax returns in U.S. federal and state jurisdictions with varying statutes of limitations. Due to net operating loss and credit carryforwards, all of the tax years since inception through the 2022 tax year remain subject to examination by the U.S. federal and state authorities. The Company is currently not subject to any income tax audits by federal or state taxing authorities.

Deferred Income Taxes

The tax effects of significant items comprising the Company’s deferred income taxes are as follows:

	December 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Net operating losses	$41,256	$34,746
Capitalized research and development expenditure	17,045	—
Tax credits	9,347	4,443
Lease liability	3,176	3,362
Stock-based compensation	1,631	309
Accrued expenses and other	1,368	727
Property and equipment	—	152
Total deferred tax assets	73,823	43,739
Valuation allowance	(71,129)	(41,281)
Deferred tax assets, net of valuation allowance	2,694	2,458
Deferred tax liabilities:
Right-of-use asset	(2,453)	(2,458)
Property and equipment	(241)	—
Net deferred tax assets	$—	$—

Beginning January 1, 2022, the Tax Cuts and Jobs Act eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code (IRC) Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses.

The tax benefit of net operating losses, capitalized research expenses, temporary differences and credit carryforwards are recorded as an asset to the extent that the Company assesses that realization is more likely than not. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. As a result of the Company’s recent history of operating losses, the Company believes that recognition of deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance. The valuation allowance increased by $29.8 million and $17.0 million during the years ended December 31, 2022 and 2021. The increase in valuation allowance during the year ended December 31, 2022, was primarily due to the increase in deferred tax assets from 2022 federal net operating losses and the IRC Section 174 capitalized expenses.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2022, the Company’s net operating loss and tax carryforwards are summarized as follows:

	Amount	Expiration in years
Net operating losses, federal (post-December 31, 2017)	$171,533	Do Not Expire
Net operating losses, federal (pre-January 1, 2018)	$3,093	Begins to Expire 2036
Net operating losses, state	$62,973	Begins to Expire 2036
Tax credits, federal	$8,544	Begins to Expire 2036
Tax credits, state	$5,067	Do Not Expire

Under Section 382 of the Internal Revenue Code of 1986, as amended, the ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if the Company has experienced an “ownership change”. This annual limitation may result in the expiration of net operating losses and credits before utilization. As of December 31, 2022, a study was updated and the Company concluded that there were no ownership changes during 2022. The Company’s ability to use its remaining net operating loss carryforwards may be further limited if the Company experiences a Section 382 ownership change as a result of future changes in its stock ownership.

The Company recognizes interest and penalties related to taxes and uncertain tax positions as a component of income tax expense. During the years ended December 31, 2022 and 2021, no interest and penalties were accrued by the Company.

Note 10. Net Loss Per Share

Basic and diluted loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Basic weighted-average shares of common stock outstanding includes the weighted-average effect of the Company’s pre-funded warrants issued in November 2022 (see Note 7), the exercise of which requires nominal consideration for the delivery of Company’s common shares.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

	December 31,
	2022	2021
Outstanding stock options and awards	5,669,374	2,772,154
Restricted stock subject to future vesting	853	28,905
Total	5,670,227	2,801,059

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

As an emerging growth company, we are not required to provide, and this Annual Report on Form 10-K does not include an attestation report on our internal control over financial reporting issued by our independent registered public accounting firm. Our auditors will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 until we are no longer an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, and are no longer a non-accelerated filer.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC on Schedule 14A within 120 days of December 31, 2022, and is incorporated herein by reference.

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

Item 11. Executive Compensation.

Information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC on Schedule 14A within 120 days of December 31, 2022, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC on Schedule 14A within 120 days of December 31, 2022, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC on Schedule 14A within 120 days of December 31, 2022, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC on Schedule 14A within 120 days of December 31, 2022, and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40656	3.1	8-3-2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40656	3.2	8-3-2021
4.1	Specimen common stock certificate of the Registrant.	S-1/A	333-257820	4.2	7-26-2021
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated December 17, 2020.	S-1/A	333-257820	4.1	7-26-2021
4.3	Description of Securities of the Registrant.	10-K	001-40656	4.3	3-23-2022
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-257820	10.1	7-26-2021
10.2+	2021 Equity Incentive Plan and forms of agreements thereunder.	10-K	001-40656	10.2	3-23-2022
10.3+	2021 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	333-257820	10.4	7-26-2021
10.4+	Employment Letter between the Registrant and Faraz Ali, M.B.A.	S-1/A	333-257820	10.5	7-26-2021
10.5+	Employment Letter between the Registrant and Timothy Hoey, Ph.D.	S-1/A	333-257820	10.6	7-26-2021
10.6+	Employment Letter between the Registrant and Leone D. Patterson, M.B.A.	S-1/A	333-257820	10.7	7-26-2021
10.7+	Employment Letter between the Registrant and Whittemore (Whit) Tingley, M.D., Ph.D.	S-1/A	333-257820	10.8	7-26-2021
10.8+	Executive Change in Control and Severance Plan.	S-1/A	333-257820	10.12	7-26-2021
10.9+	Executive Incentive Compensation Plan.	S-1/A	333-257820	10.13	7-26-2021
10.10+*	Outside Director Compensation Policy.
10.11+	Amended and Restated 2016 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-257820	10.2	7-26-2021
10.13	Lease between HCP Oyster Point III LLC and the Registrant dated as of September 6, 2016.	S-1/A	333-257820	10.10	7-26-2021
10.14	Lease between Terreno Park Union City LLC and the Registrant dated as of February 12, 2021.	S-1/A	333-257820	10.11	7-26-2021
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

TENAYA THERAPEUTICS, INC.

Date: March 8, 2023	By:	/s/ Faraz Ali, M.B.A.
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

Name	Title	Date

/s/ Faraz Ali, M.B.A.	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2023
Faraz Ali, M.B.A.

/s/ Leone D. Patterson, M.B.A.	Chief Financial and Business Officer (Principal Financial and Accounting Officer)	March 8, 2023
Leone D. Patterson, M.B.A.

/s/ Amy L. Burroughs	Director	March 8, 2023
Amy L. Burroughs, M.B.A.

/s/ Jin-Long Chen, Ph.D.	Director	March 8, 2023
Jin-Long Chen, Ph.D.

/s/ David V. Goeddel, Ph.D.	Director	March 8, 2023
David V. Goeddel, Ph.D.

/s/ June Lee, M.D.	Director	March 8, 2023
June Lee, M.D.

/s/ Karah Parschauer	Director	March 8, 2023
Karah Parschauer

/s/ Deepak Srivastava, M.D.	Director	March 8, 2023
Deepak Srivastava, M.D.

/s/ Catherine Stehman-Breen, M.D.	Director	March 8, 2023
Catherine Stehman-Breen, M.D.

/s/ Jeffrey T. Walsh, M.B.A.	Director	March 8, 2023
Jeffrey T. Walsh, M.B.A.

/s/ R. Sanders (Sandy) Williams, M.D.	Director	March 8, 2023
R. Sanders (Sandy) Williams, M.D.