Form 10-Q
period 2023-03-31
Tenaya Therapeutics, Inc.
filed 2023-05-10
CIK 1858848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, the registrant had 66,869,868 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;
•
our manufacturing, commercialization, and marketing capabilities and strategy;
•
our competitive position and the success of competing therapies that are or may become available;
•
our plans relating to the further development of our product candidates, including additional indications and targets we may pursue;
•
the impact of existing laws and regulations and regulatory developments in the United States (U.S), Europe and other jurisdictions;
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

•
the impact of critical accounting policies on investor’s ability to understand our financial performance; and
•
our expectations regarding the period during which we will remain an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (JOBS Act).

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TENAYA THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$72,542	$95,272
Short-term investments in marketable securities	75,271	91,255
Prepaid expenses and other current assets	6,815	7,227
Total current assets	154,628	193,754
Property and equipment, net	49,352	51,032
Operating lease right-of-use assets	10,909	11,663
Long-term investments in marketable securities	25,822	17,703
Other noncurrent assets	4,630	4,793
Total assets	$245,341	$278,945
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,430	$9,578
Accrued and other current liabilities	8,145	10,664
Operating lease liabilities, current	3,730	4,006
Total current liabilities	19,305	24,248
Operating lease liabilities, noncurrent	10,390	11,093
Other noncurrent liabilities	234	228
Total liabilities	29,929	35,569
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	526,460	522,945
Accumulated other comprehensive loss	(120)	(378)
Accumulated deficit	(310,935)	(279,198)
Total stockholders’ equity	215,412	243,376
Total liabilities and stockholders’ equity	$245,341	$278,945

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$25,605	$24,155
General and administrative	8,118	6,999
Total operating expenses	33,723	31,154
Loss from operations	(33,723)	(31,154)
Other income (expense), net:
Interest income	1,973	99
Other income (expense), net	13	(1)
Total other income (expense), net	1,986	98
Net loss before income tax expense	(31,737)	(31,056)
Income tax expense	—	—
Net loss	(31,737)	(31,056)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities	258	(490)
Comprehensive loss	$(31,479)	$(31,546)
Net loss per share, basic and diluted	$(0.43)	$(0.75)
Weighted-average shares used in computing net loss per share, basic and diluted	73,097,889	41,267,990

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2023	66,857,113	$7	$522,945	$(378)	$(279,198)	$243,376
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	8,311	—	—	—	—	—
Vesting of early exercised stock options	—	—	1	—	—	1
Stock-based compensation	—	—	3,514	—	—	3,514
Other comprehensive income	—	—	—	258	—	258
Net loss	—	—	—	—	(31,737)	(31,737)
Balance as of March 31, 2023	66,865,424	$7	$526,460	$(120)	$(310,935)	$215,412

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2022	41,291,374	$4	$434,196	$(141)	$(155,533)	$278,526
Issuance of common stock upon exercise of stock options	7,652	—	17	—	—	17
Vesting of early exercised stock options	—	—	6	—	—	6
Stock-based compensation	—	—	2,094	—	—	2,094
Other comprehensive loss	—	—	—	(490)	—	(490)
Net loss	—	—	—	—	(31,056)	(31,056)
Balance as of March 31, 2022	41,299,026	$4	$436,313	$(631)	$(186,589)	$249,097

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(31,737)	$(31,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,130	966
(Accretion) amortization of (discount) premium on marketable securities	(567)	143
Stock-based compensation	3,514	2,094
Non-cash operating lease expense	754	332
Other	52	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	366	732
Other noncurrent assets	163	25
Accounts payable	(1,324)	(1,779)
Accrued and other current liabilities	(2,662)	318
Operating lease liabilities	(979)	(533)
Other noncurrent liabilities	—	2
Net cash used in operating activities	(30,290)	(28,756)
Cash flows from investing activities:
Purchases of property and equipment	(629)	(8,595)
Purchases of marketable securities	(25,798)	(43,171)
Proceeds from maturities of marketable securities	34,500	68,200
Other	(12)	—
Net cash provided by investing activities	8,061	16,434
Cash flows from financing activities:
Payment of accrued offering costs	(501)	—
Proceeds from exercise of stock options and employee stock purchase plan	—	15
Net cash (used in) provided by financing activities	(501)	15
Net change in cash, cash equivalents and restricted cash	(22,730)	(12,307)
Cash and cash equivalents and restricted cash at beginning of period	95,671	38,676
Cash and cash equivalents and restricted cash at end of period	$72,941	$26,369
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$72,542	$25,970
Restricted cash included in other noncurrent assets	399	399
Cash, cash equivalents and restricted cash	$72,941	$26,369
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued and other current liabilities	$370	$5,282

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

1.
Organization and Description of the Business

Description of the Business

Tenaya Therapeutics, Inc. (the Company) was incorporated in the state of Delaware in August 2016 and is headquartered in South San Francisco, California. The Company is a clinical-stage biotechnology company focused on discovering, developing and delivering curative therapies that address the underlying drivers of heart disease. The Company’s lead product candidates include, TN-201, a gene therapy for myosin binding protein C3-associated hypertrophic cardiomyopathy, TN-301, a small molecule for heart failure with preserved ejection fraction, and TN-401, a gene therapy for plakophilin 2-associated arrhythmogenic right ventricular cardiomyopathy.

Liquidity

The Company has incurred net losses since inception and expects such losses to continue in the future as it conducts research and development activities. As of March 31, 2023, the Company had an accumulated deficit of $310.9 million. The Company incurred a net loss of $31.7 million and $31.1 million during the three months ended March 31, 2023 and 2022, respectively. The Company had $173.6 million of cash, cash equivalents and investments in marketable securities as of March 31, 2023.

Management recognizes the need to raise additional capital to fully implement its business plan. The Company may seek to raise capital through equity financings, debt financings, license agreements, collaborative agreements or other sources of financing. Management believes that its existing cash, cash equivalents and investments in marketable securities as of March 31, 2023 will be sufficient to fund the Company’s operations for at least the next twelve months following the date these condensed financial statements are filed with the Securities and Exchange Commission (SEC).

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

The interim condensed balance sheet as of March 31, 2023, the interim condensed statements of operations and comprehensive loss, stockholders’ equity and cash flows for the three months ended March 31, 2023 and 2022 are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The condensed results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed balance sheet as of December 31, 2022, included herein was derived from the audited financial statements as of that date. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2022, included in Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2023.

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

Significant Accounting Policies

Except for the changes below, there have been no material revisions in the Company’s significant accounting policies described in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Marketable Securities

The Company invests in marketable securities, primarily securities issued by the U.S. government and its agencies, commercial paper and corporate bonds. All marketable securities have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company evaluates securities for impairment at the end of each reporting period. Factors considered in the evaluation include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospect of the issuer, and the Company’s intent and ability to hold the investment to allow for anticipated recovery in fair value. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. Any impairment that is not credit-related is reported as a component of other comprehensive loss. Realized gains and losses are included in other income (expense), net. The cost of securities sold is based on the specific-identification method. Interest earned on marketable securities is included in interest income.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which replaces the existing incurred loss impairment model with an expected credit loss model. This standard requires companies to recognize an allowance for credit losses on available-for-sale debt securities rather than the prior approach of recording a reduction to the carrying value of the asset. ASU 2016-13 became effective for the Company beginning January 1, 2023. The adoption of this standard did not have a material impact on its financial statements.

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

		March 31, 2023
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	74	—	—	74
Commercial paper	Level 2	46,623	—	(11)	46,612
Government agencies bonds	Level 2	25,598	6	—	25,604
Marketable securities:
U.S. treasuries	Level 1	9,311	7	(29)	9,289
Commercial paper	Level 2	38,964	1	(48)	38,917
Corporate bonds	Level 2	2,718	—	(8)	2,710
Government agencies bonds	Level 2	50,215	28	(66)	50,177
Total financial assets		$173,503	$42	$(162)	$173,383

		December 31, 2022
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Cash equivalents	Level 1	$20,532	$—	$—	$20,532
Money market funds	Level 1	7,203	—	—	7,203
Commercial paper	Level 2	11,972	—	(4)	11,968
Government agencies bonds	Level 2	54,569	12	—	54,581
Marketable securities:
U.S. treasuries	Level 1	25,273	1	(147)	25,127
Commercial paper	Level 2	43,605	4	(125)	43,484
Corporate bonds	Level 2	2,696	—	(18)	2,678
Government agencies bonds	Level 2	37,770	9	(110)	37,669
Total financial assets		$203,620	$26	$(404)	$203,242

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

The Company believes it is more likely than not that its marketable securities in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any allowance for credit losses on its investment securities. Based upon its quarterly impairment review, the Company determined that the unrealized losses were not attributed to credit risk, but were primarily driven by the broader change in interest rates.

As of March 31, 2023, the fair value of available-for-sale marketable securities was $101.1 million. $75.3 million of available-for-sale marketable securities had remaining maturities of less than one year. The remaining $25.8 million of marketable securities had remaining maturities between one and two years.

The carrying amount of the Company’s remaining financial assets and liabilities, which include cash, receivables and payables, approximate their fair values due to their short-term nature.

4.
Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Leasehold improvements	$25,491	$23,605
Laboratory equipment	19,695	20,537
Manufacturing equipment	17,675	17,468
Construction in progress	1,771	3,128
Computer equipment and software	1,561	1,060
Furniture and fixtures	965	910
Total property and equipment	$67,158	$66,708
Less: accumulated depreciation and amortization	(17,806)	(15,676)
Total property and equipment, net	$49,352	$51,032

Depreciation and amortization expense for the three months ended March 31, 2023 and 2022 was $2.1 million and $1.0 million, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Accrued compensation and related expenses	$3,255	$6,299
Accrued research and development expenses	2,910	3,214
ESPP deduction liability	544	124
Accrued professional services	476	482
Accrued property and equipment	283	139
Other current liabilities	677	406
Total accrued and other current liabilities	$8,145	$10,664

5.
License Agreements

Gladstone License Agreement

In October 2016, the Company entered into a license agreement with the J. David Gladstone Institute (Gladstone), pursuant to which Gladstone granted the Company a worldwide, royalty-bearing exclusive patent license and a non-exclusive technology license to develop and commercialize certain products for certain diseases (Gladstone License Agreement). Pursuant to the Gladstone License Agreement, the Company is obligated, among other things, to pay Gladstone (i) annual license maintenance fees ranging from $25,000 up to $0.1 million per year, which will be creditable against royalties paid in the following twelve month period, (ii) milestone payments up to $4.1 million for royalty-bearing products directed to a particular target, which are contingent upon achieving specific clinical and commercialization milestone events, and (iii) tiered low-single digit royalties on future net sales of each royalty-bearing product. Under the agreement, the Company is subject to diligence requirements to develop and commercialize at least one royalty-bearing product. The Company may pay $50,000 to $100,000 to extend the deadline for its diligence milestone obligations for up to four additional one-year terms. Dr. Deepak Srivastava, M.D., a member of the Company’s board of directors, serves as President of Gladstone. As of March 31, 2023, the Company has not recognized any milestone and royalty payments under the Gladstone License Agreement.

During the three months ended March 31, 2023 and 2022, there were no material amounts recorded related to annual license fees payable pursuant to the Gladstone License Agreement.

University of Texas Southwestern License Agreements

In January 2020, the Company entered into a license agreement with the University of Texas Southwestern (UTSW License), pursuant to which UTSW granted the Company a royalty-bearing exclusive and sublicensable patent license and a non-exclusive, non-sublicensable license for certain materials. Under the UTSW License, the Company is obligated to pay UTSW (i) a non-refundable upfront license fee of $0.1 million, (ii) milestone payments up to a total of $14.8 million in aggregate, which are contingent upon achieving specific development and commercialization milestone events, and (iii) royalties on future net sales of each royalty-bearing product ranging in the low-single digits. As of March 31, 2023, the Company has not recognized any milestone and royalty payments under the UTSW License.

Other License Agreements

In addition, the Company has other license agreements with various institutions and business entities, none of which are material individually or in the aggregate.

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

Information related to operating lease activity during the three and three months ended March 31, 2023 was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022

Operating lease cost	$1,090	$702
Variable lease cost	273	238
Short-term lease cost	5	226
Total lease cost	$1,368	$1,166

Cash paid for leases included in operating cash outflows	$1,593	$1,366
Cash paid for amounts included in the measurement of lease liabilities	$1,315	$902

As of March 31, 2023, the Company’s operating leases had a weighted average remaining lease term of 5.5 years and a weighted average discount rate of 9.4%. Future minimum lease payments under the Company’s operating leases as of March 31, 2023 were as follows:

Amount
(In thousands)
2023 (remaining 9 months)	$3,908
2024	3,910
2025	2,445
2026	1,386
2027	1,428
Thereafter	5,477
Total undiscounted future minimum lease payments	$18,554
Imputed interest	(4,434)
Total operating lease liabilities	$14,120

Asset Retirement Obligation

Under the lease agreement for the manufacturing and office facility in Union City, the Company is contractually obligated to remove constructed leasehold improvements related to capitalized machinery and equipment (see Note 4) and to restore the leased space to its original condition upon termination of the lease agreement. As of March 31, 2023, the balance of the asset retirement obligation liability was not material.

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

Indemnification

From time to time, the Company may become involved in litigation and other legal actions. The Company estimates the range of liability related to any pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the consolidated financial statements indicates that it is probable that a liability had been incurred at the date of the consolidated financial statements and (ii) the range of loss can be reasonably estimated. The Company was not involved in any material litigation as of March 31, 2023.

In the normal course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amounts of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with its directors and certain officers that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of March 31, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible and, consequently, has not recorded any related liabilities.

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

Total shares reserved and available for grant under the 2021 Plan as of March 31, 2023 are 1,519,594.

Stock Option Activity

The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise
		(in dollars)
Outstanding as of December 31, 2022	5,210,182	$10.01
Options granted	2,628,336	$3.05
Options exercised	—	$—
Options cancelled	(55,440)	$4.79
Outstanding as of March 31, 2023	7,783,078	$7.69

Stock option awards granted to employees generally vest over a four-year period. The contractual term of stock option awards is generally 10 years from the grant date.

Stock Option Valuation

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended March 31,
	2023	2022
Expected term (in years)	6.0 – 6.1	6.0 – 6.1
Expected volatility	94% – 95%	97%
Risk-free interest rate	3.6% – 4.0%	1.6% – 2.1%
Expected dividend yield	—%	—%

Restricted Stock Units

The Company began granting restricted stock units (RSUs) in the first quarter of 2022. RSUs are awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon the completion of a specific period of continued service. RSUs generally vest over a two- to four-year period and are subject to forfeiture if employment terminates prior to the release of vesting restrictions. RSUs are valued at the market price of the underlying common stock on the date of grant. The Company recognizes noncash compensation expense for the fair value of RSUs on a straight-line basis over the requisite service period of the awards. The following table summarizes activity of RSUs granted to employees with service-based vesting under the 2021 Plan.

	Shares	Weighted Average Grant Date Fair Value per Share
		(in dollars)
Unvested as of December 31, 2022	459,192	$4.07
Granted	907,813	$3.06
Vested	(8,311)	$15.19
Forfeited	(7,258)	$3.33
Unvested as of March 31, 2023	1,351,436	$3.33

2021 Employee Stock Purchase Plan

In July 2021, the Company adopted the 2021 Employee Stock Purchase Plan (ESPP), which became effective in connection with the IPO. The Company initially reserved 800,000 shares for future issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP automatically increases on the first day of each fiscal year beginning with 2022 in an amount equal to the lesser of: 800,000 shares; 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding year; or such other amount as the board of directors may determine. As of March 31, 2023, 1,775,292 shares were reserved for future issuance under the ESPP. Under the Company’s ESPP, employees are generally eligible to participate and can purchase shares on each purchase date established semi-annually through payroll deductions at the lower of 85% of the fair market value of the Company’s stock at the commencement of the offering period or each purchase date of the offering period. Each offering period spans 6 months. The ESPP permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation, up to an annual limit of $25,000 per the Internal Revenue Service. The first offering period commenced in January 2022. For the three months ended March 31, 2023 and 2022, the stock-based compensation expense for ESPP was not material.

Stock-Based Compensation

The following table summarizes stock-based compensation recognized in the Company’s condensed statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Research and development	$1,571	$996
General and administrative	1,943	1,098
Total stock-based compensation	$3,514	$2,094

8.
Stockholders' Equity

“At-the-Market” Equity Offering

On August 10, 2022, the Company entered into a sales agreement with a sales agent to establish an at-the-market (ATM) offering defined in Rule 415 under the Securities Act. Pursuant to the sales agreement, the Company is permitted to offer and sell, from time to time, shares of its common stock having a maximum aggregate offering price of up to $75.0 million. As of March 31, 2023, no shares have been sold pursuant to the ATM program.

Follow-On Offering

On November 21, 2022, the Company completed an underwritten public offering of 22,613,307 shares of its common stock at a price of $2.60 per share and, to certain investors in lieu of common stock, pre-funded warrants to purchase 6,236,693 shares of its common stock at a price of $2.599 per pre-funded warrant. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.001 per share, subject to certain ownership limitations. The Company determined the pre-funded warrants qualified for equity accounting. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 4,327,500 shares of its common stock to cover overallotments, if any, at $2.60 per share. On November 29, 2022, the underwriters partially exercised the option and purchased an additional 2,816,409 shares of Company’s common stock. The Company received net proceeds of $76.9 million, inclusive of the additional shares purchased by the underwriters, after deducting underwriting discounts and commissions of $4.9 million and other offering expenses of $0.5 million. As of March 31, 2023, no pre-funded warrants have been exercised.

As of March 31, 2023, total shares of common stock reserved for issuance, on an as-if converted basis, are as follows:

March 31, 2023
Outstanding stock options and awards	9,134,514
Outstanding pre-funded warrants	6,236,693
Stock options and awards available for future grant	1,519,594
Shares available for further issuance under the employee stock purchase plan	1,775,292
Total	18,666,093

9.
Income Taxes

For the three months ended March 31, 2023 and 2022, the Company did not record any income tax expense or benefit. The Company has recorded a full valuation allowance against its U.S. federal and state deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized.

10.
Net Loss Per Share

Basic and diluted loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Basic weighted-average shares of common stock outstanding includes the weighted-average effect of the Company’s pre-funded warrants issued in November 2022.

The following potentially dilutive securities were not included in the calculation of diluted net loss per share as of the periods presented because the effect would have been anti-dilutive:

	March 31,
	2023	2022
Outstanding stock options and awards	9,134,514	4,860,612
Restricted stock subject to future vesting	38	21,799
Total	9,134,552	4,882,411

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2023, or Annual Report.

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

Overview

We are a clinical-stage biotechnology company focused on discovering, developing and delivering potentially curative therapies that address the underlying drivers of heart disease. Our vision is to change the treatment paradigm for heart disease, and in doing so improve and extend the lives of millions of individuals and families.

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

Our lead product candidates include, TN-201, a gene therapy for myosin binding protein C3 (MYBPC3)-associated hypertrophic cardiomyopathy (HCM), TN-301, a small molecule for heart failure with preserved ejection fraction (HFpEF), and TN-401, a gene therapy for plakophilin 2 (PKP2)-associated arrhythmogenic right ventricular cardiomyopathy (ARVC).

TN-201 is our potential first-in-class gene therapy for adults and children with HCM due to MYBPC3 gene mutations. These mutations can cause the heart walls of affected individuals to become significantly thickened, leading to fibrosis, abnormal heart rhythms, cardiac dysfunction and heart failure. HCM is a chronic, progressive condition and those diagnosed with the disease often experience significant impairment in overall quality of life. TN-201 uses a differentiated approach to deliver a functional MYBPC3 gene to the heart utilizing a recombinant adeno-associated virus serotype 9 (AAV9) capsid to restore expression of the cardiac myosin binding protein to halt disease progression and potentially reverse the course of genetic HCM following a single intravenous injection. In January 2023, we received notification from the FDA that clinical testing of TN-201 may proceed, and in the third quarter of 2023, we expect to begin dosing patients in a Phase 1b multi-center, open-label clinical trial, designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-201. TN-201 has received orphan drug designation from the FDA and orphan medicinal product designation from the European Commission, and in April 2023, received Fast Track Designation from the FDA.

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

TN-301 is our highly specific small molecule inhibitor of histone deacetylase 6. TN-301 is initially being developed for the potential treatment of HFpEF. HFpEF is characterized by a stiffening of the heart muscle resulting in an inability for the left ventricle to relax properly during normal heart rhythm, referred to as diastolic dysfunction. There are several cellular processes thought to underly the pathophysiology of HFpEF, including increases in fibrosis and inflammation and defects in metabolism. Although HFpEF accounts for approximately 50% of all heart failures, there are few proven treatment options. We are currently conducting a Phase 1 clinical trial in healthy adult participants to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics (PD) of escalating oral doses of TN-301. The Phase 1 clinical trial is being conducted in two stages: a single-ascending dose (SAD) stage and a multiple-ascending dose (MAD) stage. In the SAD stage of the trial, initial target engagement (as measured by the PD biomarker of tubulin acetylation) was achieved at dose levels thought to be in therapeutic ranges, enabling initiation of the MAD stage of the trial. In preclinical studies, dose dependent tubulin acetylation measured in circulating blood cells was found to correlate to levels in the heart. Dosing for both the SAD and MAD stages of the trial has been completed and no dose-limiting toxicities were reported. Topline data from the trial are anticipated in the second half of 2023.

TN-401 is our other potential first-in-class AAV-based gene therapy designed to deliver a functional PKP2gene in adults with ARVC due to a PKP2genetic mutation. PKP2 mutations can cause enlargement of the right ventricle in affected individuals, replacement of heart muscle with fibrotic tissue and fatty deposits, and severely abnormal heart rhythms (arrhythmia) that can make it harder for the heart to function properly and result in sudden cardiac death in some adults and children. TN-401 has demonstrated prevention of disease progression and survival benefit after a single dose in a mouse model of ARVC, as well as tolerability in a pilot non-Good Laboratory Practices toxicology and biodistribution study. We have initiated IND-enabling studies for TN-401 and expect to submit an IND to the FDA in the second half of 2023 to enable clinical development of TN-401. TN-401 has received orphan drug designation from the FDA. Additionally, in support of our development efforts for TN-401, we have initiated a global non-interventional study to collect treatment history and seroprevalence to AAV9 antibodies data among ARVC patients who carry pathogenic or likely pathogenic PKP2 gene mutations.

In addition to our lead product candidates, we have multiple early-stage programs progressing through pre-clinical development. These programs include an AAV-based gene therapy designed to express the dwarf open reading frame gene in the heart with potentially broad utility in dilated cardiomyopathy, as well as our reprogramming program for cardiac regeneration which aims to replace heart cells lost in patients experiencing heart failure due to prior myocardial infarction. While these named programs are approaching candidate selection stage, we also have numerous earlier-stage programs emerging from our proprietary product platforms to address other forms of heart failure.

Our distinct, but interrelated Gene Therapy, Cellular Regeneration and Precision Medicine platforms and suite of integrated capabilities support our efforts to discover disease-modifying treatments focused on heart disease in a modality-agnostic manner. We also continue to invest in complementary new technologies and the optimization of our existing proprietary capabilities, including the use of human-iPSC disease models, machine learning and phenotypic screening, gene editing, capsid engineering and novel promoter constructs to enable the discovery, design, delivery and development of therapeutics that are best suited to a given cardiovascular condition.

We have internalized and integrated both current Good Manufacturing Practices (GMP) and non-GMP AAV manufacturing capabilities to support our emerging portfolio of gene therapy and cellular regeneration product candidates. Our Genetic Medicines Manufacturing Center, a cGMP facility, is strategically located near our research labs in the San Francisco Bay Area to enable smooth scale-up of production to support our clinical studies and utilizes a modular, scalable design to produce AAV-based gene therapies under current GMP standards.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022:

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,		$	%
(in thousands, except percentages)	2023	2022	Change	Change
Operating expenses:
Research and development	$25,605	$24,155	$1,450	6%
General and administrative	8,118	6,999	1,119	16%
Total operating expenses	33,723	31,154	2,569	8%
Loss from operations	(33,723)	(31,154)	(2,569)	8%
Other income (expense), net:
Interest income	1,973	99	1,874	1,893%
Other income (expense), net	13	(1)	14	NM
Total other income (expense), net	1,986	98	1,888	1,927%
Net loss	$(31,737)	$(31,056)	$(681)	2%

NM - Not Meaningful

Research and Development Expenses

Research and development activities account for a significant portion of our operating expenses. Research and development expenses relate primarily to discovery and development of our platforms, programs and product candidates and proprietary platform technology, and are recognized as incurred. Internal research and development costs include, among others, employee-related costs (including salaries, benefits and stock-based compensation for employees engaged in research and development functions), laboratory supplies, other non-capital equipment utilized for in-house research, and allocated overhead costs. External research and development expenses include, among others, fees paid to contract research organizations (CROs) to execute preclinical studies and clinical trials on our behalf, consulting fees and fees related to licensing agreements. We do not allocate our costs by platform, program or product candidate or proprietary platform technology, as a significant amount of research and development expenses include internal costs, which are deployed across multiple platforms, programs, product candidates and activities.

We expense all research and development costs in the periods in which they are incurred. We enter into various agreements with CROs. Costs of certain research and development activities are recognized based on estimates generally based on an evaluation of the progress and input from external service providers.

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended March 31,		$	%
(in thousands, except percentages)	2023	2022	Change	Change
Personnel-related costs	$9,563	$7,404	2,159	29%
Facility and laboratory costs	9,170	8,582	588	7%
Outside services	6,300	7,774	(1,474)	(19%)
Other research and development expenses	572	395	177	45%
Total research and development expenses	$25,605	$24,155	$1,450	6%

Research and development expenses were $25.6 million and $24.2 million for the three months ended March 31, 2023 and 2022, respectively. The year-over-year increase of $1.5 million, or 6%, was primarily due to:

•
an increase of $2.2 million in employee-related costs reflecting higher stock-based compensation;
•
an increase of $0.6 million in facility and laboratory costs, including manufacturing and laboratory supplies and materials and other allocated costs; partially offset by
•
a decrease of $1.5 million in outside services costs. The outside service costs include costs incurred for contract research organizations on the IND-enabling and other research and development activities, preclinical studies and other external research expenses. The decrease was primarily due to a decrease in outside lab services costs, partially offset by an increase in clinical trial activities.

We expect our research and development expenses to increase for the foreseeable future as we continue to invest in research and development activities related to the preclinical and clinical development of our product candidates and proprietary platform technology. The process of conducting the necessary research to advance through the clinical stages and ultimately obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we cannot reasonably estimate or know the nature, timing or estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

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

General and administrative expenses were $8.1 million and $7.0 million for the three months ended March 31, 2023 and 2022, respectively. The change of $1.1 million, or 16%, was primarily due to an increase in stock-based compensation.

Interest Income

Interest income primarily consists of accretion of investments purchased at discounts and interest earned on our cash, cash equivalents and investment balances. The year-over-year increase of $1.9 million was primarily due to higher interest rates on investments and higher accretion of marketable securities.

Other Income (Expense), Net

Other income (expense), net primarily consists of gain and loss on disposal of assets.

Net Loss

Net loss for the three months ended March 31, 2023, was $31.7 million, compared to a net loss of $31.1 million for the three months ended March 31, 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and we have incurred significant net losses and negative cash flows from operations. From our inception through March 31, 2023, we have funded our operations primarily from the sale and issuance of our equity securities. As of March 31, 2023, we had cash, cash equivalents and investments in marketable securities of $173.6 million and an accumulated deficit of $310.9 million.

Follow-on Offering

On November 21, 2022, we completed an underwritten public offering of 22,613,307 shares of our common stock at a price of $2.60 per share and, to certain investors in lieu of common stock, pre-funded warrants to purchase 6,236,693 shares of our common stock at a price of $2.599 per pre-funded warrant under our registration statement on Form S-3 (File No. 333-266741) (the Shelf Registration Statement). The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.001 per share, subject to certain ownership limitations. In addition, we granted the underwriters a 30-day option to purchase up to an additional 4,327,500 shares of our common stock to cover overallotments, if any, at $2.60 per share. On November 29, 2022, the underwriters partially exercised the option and purchased an additional 2,816,409 shares of our common stock. We received total net proceeds of $76.9 million after deducting underwriting discounts and commissions of $4.9 million and offering expenses of $0.5 million. As of March 31, 2023, no pre-funded warrants have been exercised.

“At-the-Market” Equity Offering

On August 10, 2022, we entered into a sales agreement (Sales Agreement) with SVB Securities LLC (SVB Securities). Pursuant to the Sales Agreement we may sell, from time to time up to an aggregate of $75.0 million of our common stock through an “at-the-market” offering defined in Rule 415 under the Securities Act. We will pay SVB Securities a commission equal to 3.0% of the gross proceeds from the sale of shares of our common stock under the Sales Agreement. The $75.0 million of common stock that may be offered, issued and sold under the Sales Agreement is included in the $300.0 million of securities that may be offered, issued and sold by us under our registration statement on Form S-3 (File No. 333-266741). As of March 31, 2023, no shares have been sold pursuant to the Sales Agreement.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net cash provided by (used in):
Operating activities	$(30,290)	$(28,756)
Investing activities	8,061	16,434
Financing activities	(501)	15
Net change in cash, cash equivalents and restricted cash	$(22,730)	$(12,307)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $30.3 million, which consisted primarily of a net loss of $31.7 million and a net change in operating assets and liabilities of $4.4 million, partially offset by $5.9 million in non-cash charges. The change in net operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses and other current liabilities of $4.0 million and a decrease in operating lease liabilities of $1.0 million. Cash flows from operations are generally impacted by the timing of payments to vendors and vendor payment terms. The non-cash charges primarily consisted of stock-based compensation of $3.5 million and depreciation and amortization of $2.1 million.

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

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2023 was $8.1 million, which consisted of proceeds from maturities of marketable securities of $34.5 million, partially offset by purchases of marketable securities of $25.8 million.

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

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 consisted of payments of accrued offering costs.

Net cash provided by financing activities for the three months ended March 31, 2022 consisted of proceeds from the exercise of stock options.

Contractual Obligations and Other Commitments

As of March 31, 2023, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2023.

Recent Accounting Pronouncements

See Note 2 to our unaudited interim condensed financial statements for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition of results of operations.

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company, as defined in the JOBS Act. We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (iv) December 31, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Drug development involves a lengthy and expensive process with an uncertain outcome. The preclinical studies, clinical trials and post-marketing studies of our product candidates may not demonstrate safety and efficacy to the satisfaction of the FDA, European Medicines Agency (EMA) or other comparable foreign regulatory authorities or otherwise produce positive results and the results of preclinical studies and early clinical trials may not be predictive of future results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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
•
Our operations and financial results could be adversely impacted by the effects of the novel coronavirus disease (COVID-19) pandemic in the United States (U.S.) and the rest of the world.
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

We have a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2016, have not completed any clinical trials, have no products approved for commercial sale and have not generated any revenue. We are developing therapies that address the underlying drivers of heart disease, which is an unproven and highly uncertain undertaking and involves a substantial degree of risk. In September 2022, we initiated a Phase 1 clinical trial evaluating TN-301 and began dosing TN-301 in humans. In January 2023, the FDA cleared our IND for TN-201 for evaluation in humans. All of our other product candidates are still in preclinical development and have never been tested in humans. Since our inception, we have devoted substantially all of our focus and financial resources to developing our gene therapy, cellular regeneration and precision medicine platforms, identifying and developing product candidates, conducting preclinical studies and clinical trials, acquiring technology, organizing and recruiting management and technical staff, business planning, establishing our intellectual property portfolio, raising capital, and providing general and administrative support for these operations.

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

We have incurred significant net losses since our inception, have not generated any product revenue to date and have financed our operations principally through issuances of our stock. Our net loss was $31.7 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $310.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our product candidates will require substantial additional development time and resources before we will be able to apply for regulatory approvals and, if approved, begin generating revenue from product sales. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

We rely on our multi-modality drug discovery platforms to identify and develop product candidates. Our business depends entirely on the success of these platforms and the successful development, regulatory approval, manufacturing and commercialization of product candidates that we discover with these platforms. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve several objectives, including:

•
successful and timely completion of preclinical and clinical development of product candidates and programs, including, but not limited to, generating sufficient data to support the initiation or continuation of clinical trials;
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

As of March 31, 2023, we had $173.6 million in cash, cash equivalents and investments in marketable securities. We expect our current cash, cash equivalents and investments in marketable securities will be sufficient to fund our current operating plan for operations through at least the next twelve months from the date of this Quarterly Report on Form 10-Q. Our estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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
•
the cost and timing of hiring new employees to support organizational development;
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

Our net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions on their use under U.S. tax law. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (Code), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. We have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. Consequently, our ability to use our NOLs and certain other tax attributes may be limited.

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

We may experience numerous unforeseen events during, or as a result of, preclinical studies, clinical trials or post-marketing studies that could delay or prevent receipt of marketing approval or our ability to commercialize our product candidates, including:

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

We cannot guarantee that our facility will be able to produce sufficient quantities of product candidates needed to support our preclinical studies and ongoing and planned clinical trials. We may face delays or increased costs in the production of clinical supply at our manufacturing facility. We also may encounter problems hiring and retaining the experienced scientific, quality control and manufacturing personnel needed to operate our manufacturing facility and processes. If we experience unanticipated employee shortage or turnover in any of these areas, we may not be able to effectively manage our ongoing manufacturing operations and we may not achieve the operating efficiencies that we anticipate from developing these capabilities, which may negatively affect our product development timelines or result in difficulties in maintaining compliance with applicable regulatory requirements.

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

Disruptions at the FDA, including delays or disruptions due to staffing shortages, and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review, provide feedback on our clinical trial plans and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Changes in tax law, including to the orphan drug tax credit and other changes to U.S. and non-U.S. taxation, could increase our tax liability and adversely affect our operating results. For example, starting from January 1, 2022, the Tax Cuts and Jobs Act of 2017 requires taxpayers to amortize domestic research and development costs in the year incurred rather than deduct such costs in the year incurred. When and if we become profitable, these changes may cause us to pay federal income taxes earlier under the revised tax law than under the prior law and may increase our total federal tax liability attributable to orphan drug programs and other research and development. In addition, the Inflation Reduction Act of 2022 imposes a 1% excise tax on certain repurchases of stock made on or after January 1, 2023. These changes could increase our total federal tax liability when and if we become profitable.

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

Our operations and financial results could be adversely impacted by the effects of the COVID-19 pandemic, including the emergence of recent variants, in the U.S. and the rest of the world.

Disruptions caused by the COVID-19 pandemic, including the effects of the stay-at-home orders and work-from-home policies, have impacted productivity and have resulted in increased operational expenses, certain adjustments to our operations, delays in our development efforts and delays in certain supply chain activities. If the COVID-19 pandemic is further prolonged or becomes more severe, we may experience further disruptions that could severely impact our business, including:

•
delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•
delays or difficulties with respect to our clinical operations activities, including, without limitation, clinical site initiation, patient enrollment, engagement of vendors to support clinical trial activities, receipt of materials integral to the production of drug product and other supplies and materials needed to conduct our ongoing and planned clinical trials, clinical site monitoring and the collection, receipt and analysis of data from patients enrolled in our clinical trials due to limited staffing at clinical sites, limitations on travel and on-site visits by patients or patients' reluctance to visit the clinical site;
•
changes made to manufacturing plans due to delays or interruptions in obtaining manufacturing supplies or other disruptions to the supply chain, which can negatively impact our clinical plans, delay our clinical development timelines, and increase our costs;
•
delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel; and
•
refusal of the FDA to accept data from clinical trials in affected geographies outside the U.S.

In April 2023, President Biden signed legislation that will end the COVID-19 national emergency on May 11, 2023. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations are unclear. We continue to assess the impact that the COVID-19 pandemic and related policies may have on our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material impact on our business from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry.

Additionally, certain third parties with whom we engage or may engage, including our collaborators, CROs, third-party manufacturers, suppliers, clinical trial sites, regulators and other third parties with whom we conduct business have similarly adjusted their operations and are assessing their capacity in light of the COVID-19 pandemic. Furthermore, the competition for third parties has increased as a result of the COVID-19 pandemic. If these third parties experience shutdowns or continued business disruptions, or if competition for third parties worsens, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and the inventorship, scope, validity or enforceability of our potential future patents or the patents of our licensors that may be challenged in the courts or patent offices in the U.S. and abroad. For example, we may be subject to a third-party pre-issuance submission of prior art, post-grant review (PGR) or inter partes review (IPR) at the USPTO, or other similar proceedings including, opposition, derivation, revocation or reexamination proceedings in the U.S. or abroad. A third party may also claim that our patents or licensed patent rights are invalid or unenforceable in a litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our potential future owned patents or licensed patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us. Such proceedings also may result in substantial cost and require significant time from our scientists, manufacturing staff and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our potential future patents and patent applications or the patents and patent applications of our licensors is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize our product candidates.

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

For example, we are aware of third-party patent rights that could be construed to cover the use of our TN-201 product candidate. We believe that if these third-party patent rights were to be asserted against us, we would have valid defenses against such assertions, including that such patent rights are invalid and/or not infringed. However, if such third-party patent rights were asserted against us and found to be valid, enforceable and infringed, we could be liable for damages and be required to obtain a license to such patent rights prior to commercializing TN-201 both within and outside the U.S., and such license may not be available on commercially reasonable terms or at all. Additionally, we are aware of third-party patent rights related to the use of certain AAV vectors, which have been asserted against others, including in at least one instance against a company for pre-approval activities. If these patent rights were to be asserted against us, we believe we would have valid defenses against such assertions, including that such patent rights are invalid and/or not infringed. However, such defenses may not be successful and we could be liable for damages and need to secure a license to such patent rights, which may not be available on commercially reasonable terms or at all. In the event any of the foregoing were to occur, we may be prevented from further developing and commercializing any affected product candidates, including TN-201.

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

In Europe, beginning June 1, 2023, European applications and patents may be subjected to the jurisdiction of the Unified Patent Court (UPC). Also, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. As a single court system can invalidate a European patent, we, where applicable have opted out of the UPC and as such, each European patent would need to be challenged in each individual country.

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

We completed the build-out and operational launch of our cGMP manufacturing facility in June 2022 and have established end-to-end in-house AAV manufacturing capabilities to support our product candidates arising from our Gene Therapy and Cellular Regeneration platforms. However, in order to optimize our use of resources and availability of extensive third-party experience in small molecule manufacturing, we intend to continue to rely on third-party manufacturers for our small molecule programs.

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

As of March 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 58% of our common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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
•
provide that directors may only be removed “for cause”;

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

In addition, Section 203 of the General Corporation Law of the State of Delaware (DGCL), prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner or certain other conditions are met.

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

(c)
Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Amended and Restated Bylaws

As disclosed under Item 5.03 of our Current Report on Form 8-K filed with the SEC on March 21, 2023, on March 16, 2023, our board of directors amended and restated our amended and restated bylaws, effective immediately. The bylaws were amended and restated, among other things, to:

•
enhance procedural mechanics and disclosure requirements in connection with stockholder nominations of directors and submissions of proposals regarding other business at our annual meeting of stockholders (except for proposals properly made in accordance with Rule 14a-8 under the Securities Exchange Act of 1934), including by requiring additional background information and disclosures regarding proposing stockholders, proposed nominees and business, and other persons related to a stockholder’s solicitation of proxies;
•
change certain provisions relating to stockholder nominees for election as a director to address the universal proxy rules adopted by the Securities and Exchange Commission;
•
revise certain additional procedures related to stockholder meetings to conform to the provisions of the DGCL, including but not limited to provisions relating to delivery of notices of stockholder meetings, quorum, communications regarding adjourned stockholder meetings, conduct of business at meetings, and the preparation of the stockholder list in connection with stockholder meetings;
•
update various provisions regarding directors, board committees, and officers, including but not limited to requirements for action by written consent of the board of directors, and officer authority;
•
clarify our exclusive forum provisions; and
•
make various updates throughout to conform to current Delaware law (including the recent amendments to the DGCL) and to make ministerial changes, clarifications, and other conforming revisions.

The foregoing description is qualified in its entirety by reference to our Amended and Restated Bylaws, a copy of which was filed as Exhibit 3.1 to our Form 8-K filed on March 21, 2023, and is incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Tenaya Therapeutics, Inc.	8-K	001-40656	3.1	8-3-2021

3.2	Amended and Restated Bylaws of Tenaya Therapeutics, Inc.	8-K	001-40656	3.1	3-21-2023

10.1*	Outside Director Compensation Policy

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Tenaya Therapeutics, Inc.

Date: May 10, 2023	By:	/s/ Faraz Ali, M.B.A.
Faraz Ali, M.B.A.
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Leone D. Patterson, M.B.A.
Leone D. Patterson, M.B.A.
Chief Financial and Business Officer (Principal Financial and Accounting Officer)