Form 10-Q
period 2023-06-30
Tenaya Therapeutics, Inc.
filed 2023-08-09
CIK 1858848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, the registrant had 67,865,158 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TENAYA THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$75,565	$95,272
Short-term investments in marketable securities	56,940	91,255
Prepaid expenses and other current assets	6,401	7,227
Total current assets	138,906	193,754
Property and equipment, net	47,039	51,032
Operating lease right-of-use assets	10,133	11,663
Long-term investments in marketable securities	19,136	17,703
Other noncurrent assets	5,540	4,793
Total assets	$220,754	$278,945
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,484	$9,578
Accrued and other current liabilities	8,986	10,664
Operating lease liabilities, current	3,447	4,006
Total current liabilities	20,917	24,248
Operating lease liabilities, noncurrent	9,657	11,093
Other noncurrent liabilities	240	228
Total liabilities	30,814	35,569
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	534,470	522,945
Accumulated other comprehensive loss	(333)	(378)
Accumulated deficit	(344,204)	(279,198)
Total stockholders’ equity	189,940	243,376
Total liabilities and stockholders’ equity	$220,754	$278,945

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$26,477	$20,876	$52,082	$45,031
General and administrative	8,627	7,743	16,745	14,742
Total operating expenses	35,104	28,619	68,827	59,773
Loss from operations	(35,104)	(28,619)	(68,827)	(59,773)
Other income (expense), net:
Interest income	1,837	222	3,810	321
Other income (expense), net	(2)	—	11	(1)
Total other income (expense), net	1,835	222	3,821	320
Net loss before income tax expense	(33,269)	(28,397)	(65,006)	(59,453)
Income tax expense	—	—	—	—
Net loss	(33,269)	(28,397)	(65,006)	(59,453)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities	(213)	(108)	45	(598)
Comprehensive loss	$(33,482)	$(28,505)	$(64,961)	$(60,051)
Net loss per share, basic and diluted	$(0.45)	$(0.69)	$(0.89)	$(1.44)
Weighted-average shares used in computing net loss per share, basic and diluted	73,399,847	41,302,157	73,249,702	41,285,168

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2023	66,857,113	$7	$522,945	$(378)	$(279,198)	$243,376
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	8,311	—	—	—	—	—
Vesting of early exercised stock options	—	—	1	—	—	1
Stock-based compensation	—	—	3,514	—	—	3,514
Other comprehensive income	—	—	—	258	—	258
Net loss	—	—	—	—	(31,737)	(31,737)
Balance as of March 31, 2023	66,865,424	$7	$526,460	$(120)	$(310,935)	$215,412
Issuance of common stock in connection with at-the-market sales, net of issuance costs of $120	535,767	—	3,868	—	—	3,868
Issuance of common stock upon exercise of pre-funded warrants	302,517	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	150,575	—	282	—	—	282
Issuance of common stock upon exercise of stock options	10,875	—	29	—	—	29
Stock-based compensation	—	—	3,831	—	—	3,831
Other comprehensive loss	—	—	—	(213)	—	(213)
Net loss	—	—	—	—	(33,269)	(33,269)
Balance as of June 30, 2023	67,865,158	$7	$534,470	$(333)	$(344,204)	$189,940

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2022	41,291,374	$4	$434,196	$(141)	$(155,533)	$278,526
Issuance of common stock upon exercise of stock options	7,652	—	17	—	—	17
Vesting of early exercised stock options	—	—	6	—	—	6
Stock-based compensation	—	—	2,094	—	—	2,094
Other comprehensive loss	—	—	—	(490)	—	(490)
Net loss	—	—	—	—	(31,056)	(31,056)
Balance as of March 31, 2022	41,299,026	$4	$436,313	$(631)	$(186,589)	$249,097
Issuance of common stock upon exercise of stock options	13,186	—	28	—	—	28
Issuance of common stock pursuant to employee stock purchase plan	51,608	—	230	—	—	230
Vesting of early exercised stock options	—	—	5	—	—	5
Stock-based compensation	—	—	3,012	—	—	3,012
Other comprehensive loss	—	—	—	(108)	—	(108)
Net loss	—	—	—	—	(28,397)	(28,397)
Balance as of June 30, 2022	41,363,820	$4	$439,588	$(739)	$(214,986)	$223,867

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(65,006)	$(59,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,325	2,263
(Accretion) amortization of (discount) premium on marketable securities	(1,056)	253
Stock-based compensation	7,345	5,106
Non-cash operating lease expense	1,530	795
Other	105	28
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	733	(438)
Other noncurrent assets	(726)	(132)
Accounts payable	(223)	(2,120)
Accrued and other current liabilities	(1,542)	711
Operating lease liabilities	(1,995)	(1,206)
Other noncurrent liabilities	—	7
Net cash used in operating activities	(56,510)	(54,186)
Cash flows from investing activities:
Purchases of property and equipment	(837)	(15,771)
Purchases of marketable securities	(40,998)	(65,135)
Proceeds from maturities of marketable securities	74,984	127,550
Other	(3)	—
Net cash provided by investing activities	33,146	46,644
Cash flows from financing activities:
Proceeds from at-the-market sales, net of issuance costs	3,868	—
Payment of accrued offering costs	(501)	—
Proceeds from exercise of stock options and employee stock purchase plan	311	275
Net cash provided by financing activities	3,678	275
Net change in cash, cash equivalents and restricted cash	(19,686)	(7,267)
Cash and cash equivalents and restricted cash at beginning of period	95,671	38,676
Cash and cash equivalents and restricted cash at end of period	$75,985	$31,409
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$75,565	$31,010
Restricted cash included in other noncurrent assets	420	399
Cash, cash equivalents and restricted cash	$75,985	$31,409
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued and other current liabilities	$44	$3,060

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

Liquidity

The Company has incurred net losses since inception and expects such losses to continue in the future as it conducts research and development activities. As of June 30, 2023, the Company had an accumulated deficit of $344.2 million. The Company incurred a net loss of $65.0 million and $59.5 million during the six months ended June 30, 2023 and 2022, respectively. The Company had $151.6 million of cash, cash equivalents and investments in marketable securities as of June 30, 2023.

Management recognizes the need to raise additional capital to fully implement its business plan. The Company may seek to raise capital through equity financings, debt financings, license agreements, collaborative agreements or other sources of financing. Management believes that its existing cash, cash equivalents and investments in marketable securities as of June 30, 2023 will be sufficient to fund the Company’s operations for at least the next twelve months following the date these condensed financial statements are filed with the Securities and Exchange Commission (SEC).

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

The interim condensed balance sheet as of June 30, 2023, the interim condensed statements of operations and comprehensive loss, stockholders’ equity and cash flows for the six months ended June 30, 2023 and 2022 are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and reflect all adjustments that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The condensed results of operations for the six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed balance sheet as of December 31, 2022, included herein was derived from the audited financial statements as of that date. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2022, included in Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2023.

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

Significant Accounting Policies

Except for the changes below, there have been no material revisions to the Company’s significant accounting policies described in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which replaces the existing incurred loss impairment model with an expected credit loss model. This standard requires companies to recognize an allowance for credit losses on available-for-sale debt securities rather than the prior approach of recording a reduction to the carrying value of the asset. ASU 2016-13 became effective for the Company beginning January 1, 2023. The adoption of this standard did not have a material impact on the Company's financial statements.

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

		June 30, 2023
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	4,785	—		4,785
U.S. treasuries	Level 1	16,151	4	—	16,155
Commercial paper	Level 2	32,871	—	(8)	32,863
Government agencies bonds	Level 2	19,897	10	—	19,907
Marketable securities:
U.S. treasuries	Level 1	17,122	5	(38)	17,089
Commercial paper	Level 2	7,470	—	(9)	7,461
Government agencies bonds	Level 2	51,822	—	(296)	51,526
Total financial assets		$150,118	$19	$(351)	$149,786

		December 31, 2022
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Cash equivalents	Level 1	$20,532	$—	$—	$20,532
Money market funds	Level 1	7,203	—	—	7,203
Commercial paper	Level 2	11,972	—	(4)	11,968
Government agencies bonds	Level 2	54,569	12	—	54,581
Marketable securities:
U.S. treasuries	Level 1	25,273	1	(147)	25,127
Commercial paper	Level 2	43,605	4	(125)	43,484
Corporate bonds	Level 2	2,696	—	(18)	2,678
Government agencies bonds	Level 2	37,770	9	(110)	37,669
Total financial assets		$203,620	$26	$(404)	$203,242

Money market funds and U.S. treasury securities are classified as Level 1 because they are valued using quoted market prices in active markets for identical assets. Financial instruments classified within Level 2 of the fair value hierarchy are valued based on observable inputs or can be derived from non-binding quotes from the Company’s investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments, or historical pricing trends of a security relative to its peers.

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

As of June 30, 2023, the fair value of available-for-sale marketable securities was $76.1 million. $56.9 million of available-for-sale marketable securities had remaining maturities of less than one year. The remaining $19.1 million of marketable securities had remaining maturities between one and two years.

The carrying amount of the Company’s remaining financial assets and liabilities, which include cash, receivables and payables, approximate their fair values due to their short-term nature.

4.
Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Leasehold improvements	$25,351	$23,605
Laboratory equipment	19,659	20,537
Manufacturing equipment	17,716	17,468
Construction in progress	1,780	3,128
Computer equipment and software	1,568	1,060
Furniture and fixtures	966	910
Total property and equipment	$67,040	$66,708
Less: accumulated depreciation and amortization	(20,001)	(15,676)
Total property and equipment, net	$47,039	$51,032

Depreciation and amortization expense for the three months ended June 30, 2023 and 2022 was $2.2 million and $1.3 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2023 and 2022 was $4.3 million and $2.3 million, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Accrued compensation and related expenses	$4,778	$6,299
Accrued research and development expenses	2,206	3,214
Accrued facility management services	608	—
Accrued professional services	500	482
ESPP deduction liability	116	124
Other current liabilities	778	545
Total accrued and other current liabilities	$8,986	$10,664

5.
License Agreements

Gladstone License Agreement

In October 2016, the Company entered into a license agreement with the J. David Gladstone Institute (Gladstone), pursuant to which Gladstone granted the Company a worldwide, royalty-bearing exclusive patent license and a non-exclusive technology license to develop and commercialize certain products for certain diseases (Gladstone License Agreement). Pursuant to the Gladstone License Agreement, the Company is obligated, among other things, to pay Gladstone (i) annual license maintenance fees ranging from $25,000 up to $0.1 million per year, which will be creditable against royalties paid in the following twelve month period, (ii) milestone payments up to $4.1 million for royalty-bearing products directed to a particular target, which are contingent upon achieving specific clinical and commercialization milestone events, and (iii) tiered low-single digit royalties on future net sales of each royalty-bearing product. Under the agreement, the Company is subject to diligence requirements to develop and commercialize at least one royalty-bearing product. The Company may pay $50,000 to $100,000 to extend the deadline for its diligence milestone obligations for up to four additional one-year terms. Dr. Deepak Srivastava, M.D., a member of the Company’s board of directors, serves as President of Gladstone. As of June 30, 2023, the Company has not recognized any milestone and royalty payments under the Gladstone License Agreement.

During the three and six months ended June 30, 2023 and 2022, there were no material amounts recorded related to annual license fees payable pursuant to the Gladstone License Agreement.

University of Texas Southwestern License Agreements

In January 2020, the Company entered into a license agreement with the University of Texas Southwestern (UTSW License), pursuant to which UTSW granted the Company a royalty-bearing exclusive and sublicensable patent license and a non-exclusive, non-sublicensable license for certain materials. Under the UTSW License, the Company is obligated to pay UTSW (i) a non-refundable upfront license fee of $0.1 million, (ii) milestone payments up to a total of $14.8 million in aggregate, which are contingent upon achieving specific development and commercialization milestone events, and (iii) royalties on future net sales of each royalty-bearing product ranging in the low-single digits. As of June 30, 2023, the Company has not recognized any milestone and royalty payments under the UTSW License.

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

Information related to operating lease activity during the three and three months ended June 30, 2023 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Operating lease cost	$1,091	$832	$2,181	$1,534
Variable lease cost	322	353	595	591
Short-term lease cost	—	240	5	465
Total lease cost	$1,413	$1,425	$2,781	$2,590

Operating lease right-of-use assets obtained in exchange for lease obligations			$—	$2,224
Cash paid for amounts included in the measurement of lease liabilities			$2,646	$1,663

As of June 30, 2023, the Company’s operating leases had a weighted average remaining lease term of 5.5 years and a weighted average discount rate of 9.4%. Future minimum lease payments under the Company’s operating leases as of June 30, 2023 were as follows:

Amount
(In thousands)
2023 (remaining 6 months)	$2,577
2024	3,910
2025	2,445
2026	1,386
2027	1,428
Thereafter	5,477
Total undiscounted future minimum lease payments	$17,223
Imputed interest	(4,119)
Total operating lease liabilities	$13,104

Asset Retirement Obligation

Under the lease agreement for the manufacturing and office facility in Union City, the Company is contractually obligated to remove constructed leasehold improvements related to capitalized machinery and equipment (see Note 4) and to restore the leased space to its original condition upon termination of the lease agreement. As of June 30, 2023, the balance of the asset retirement obligation liability was not material.

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

Indemnification

From time to time, the Company may become involved in litigation and other legal actions. The Company estimates the range of liability related to any pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the consolidated financial statements indicates that it is probable that a liability had been incurred at the date of the consolidated financial statements and (ii) the range of loss can be reasonably estimated. The Company was not involved in any material litigation as of June 30, 2023.

In the normal course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amounts of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with its directors and certain officers that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of June 30, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible and, consequently, has not recorded any related liabilities.

7.
Stock-Based Compensation

2021 Equity Incentive Plan

Under the Company's 2021 Equity Incentive Plan (2021 Plan), 4,000,000 shares of the Company’s common stock were initially reserved for issuance of equity awards to employees, directors, and consultants, under terms and provisions established by the board of directors. The number of shares of common stock available for issuance under the 2021 Plan automatically increases on the first day of January for a period of ten years, commencing on January 1, 2022, in an amount equal to the lesser of: 4,000,000 shares; 4% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding year; or such other amount as the board of directors may determine. In addition, the Company’s 2016 Equity Incentive Plan (2016 Plan) was terminated in connection with the IPO. Shares subject to awards granted under the 2016 Plan that are repurchased by or forfeited to the Company will be reserved for issuance under the 2021 Plan.

Total shares reserved and available for grant under the 2021 Plan as of June 30, 2023 are 1,158,849.

Stock Option Activity

The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price
		(in dollars)
Outstanding as of December 31, 2022	5,210,182	$10.01
Granted	3,036,358	$3.40
Exercised	(10,875)	$2.71
Cancelled	(103,438)	$5.41
Outstanding as of June 30, 2023	8,132,227	$7.62

Stock option awards granted to employees generally vest over a four-year period. The contractual term of stock option awards is generally 10 years from the grant date.

Stock Option Valuation

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected term (in years)	5.5 – 6.1	5.5 – 6.1	5.5 – 6.1	5.5 – 6.1
Expected volatility	94% – 95%	96% – 97%	94% – 95%	96% – 97%
Risk-free interest rate	3.4% – 3.9%	2.8% – 3.4%	3.4% – 4.0%	1.6% – 3.4%
Expected dividend yield	—%	—%	—%	—%

Restricted Stock Units

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

	Shares	Weighted Average Grant Date Fair Value per Share
		(in dollars)
Unvested as of December 31, 2022	459,192	$4.07
Granted	911,813	$3.06
Vested	(8,311)	$15.19
Forfeited	(10,534)	$3.51
Unvested as of June 30, 2023	1,352,160	$3.32

2021 Employee Stock Purchase Plan

Under the Company's 2021 Employee Stock Purchase Plan (ESPP), the Company initially reserved 800,000 shares for future issuance. The number of shares of common stock available for issuance under the ESPP automatically increases on the first day of each fiscal year beginning with 2022 in an amount equal to the lesser of: 800,000 shares; 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding year; or such other amount as the board of directors may determine. As of June 30, 2023, 1,624,717 shares were reserved for future issuance under the ESPP. Under the Company’s ESPP, employees are generally eligible to participate and can purchase shares on each purchase date established semi-annually through payroll deductions at the lower of 85% of the fair market value of the Company’s stock at the commencement of the offering period or each purchase date of the offering period. Each offering period spans 6 months. The ESPP permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation, up to an annual limit of $25,000 per the Internal Revenue Service. The first offering period commenced in January 2022. For the six months ended June 30, 2023 and 2022, the stock-based compensation expense for ESPP was not material.

Stock-Based Compensation

The following table summarizes stock-based compensation recognized in the Company’s condensed statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Research and development	$1,772	$1,437	$3,343	$2,433
General and administrative	2,059	1,575	4,002	2,673
Total stock-based compensation	$3,831	$3,012	$7,345	$5,106

8.
Stockholders' Equity

“At-the-Market” Equity Offering

On August 10, 2022, the Company entered into a sales agreement (Sales Agreement) with SVB Securities LLC to establish an at-the-market (ATM) offering defined in Rule 415 under the Securities Act. Pursuant to the Sales Agreement, the Company is permitted to offer and sell, from time to time, shares of its common stock having a maximum aggregate offering price of up to $75.0 million. During the three and six months ended June 30, 2023, the Company sold 535,767 shares under the ATM, resulting in proceeds of $3.9 million, after deducting commissions of $0.1 million pursuant to the Sales Agreement.

Follow-On Offering

On November 21, 2022, the Company completed an underwritten public offering of 22,613,307 shares of its common stock at a price of $2.60 per share and, to certain investors in lieu of common stock, pre-funded warrants to purchase 6,236,693 shares of its common stock at a price of $2.599 per pre-funded warrant. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.001 per share, subject to certain ownership limitations. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 4,327,500 shares of its common stock to cover overallotments, if any, at $2.60 per share. On November 29, 2022, the underwriters partially exercised the option and purchased an additional 2,816,409 shares of Company’s common stock. As of June 30, 2023, pre-funded warrants for 302,517 shares of common stock have been exercised.

As of June 30, 2023, total shares of common stock reserved for issuance, on an as-if converted basis, are as follows:

June 30, 2023
Outstanding stock options and awards	9,484,387
Outstanding pre-funded warrants	5,934,176
Stock options and awards available for future grant	1,158,849
Shares available for further issuance under the employee stock purchase plan	1,624,717
Total	18,202,129

9.
Income Taxes

For the six months ended June 30, 2023 and 2022, the Company did not record any income tax expense or benefit. The Company has recorded a full valuation allowance against its U.S. federal and state deferred tax assets as the Company believes it is more likely than not that the benefit will not be realized.

10.
Net Loss Per Share

Basic and diluted loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Basic weighted-average shares of common stock outstanding includes the weighted-average effect of the Company’s pre-funded warrants.

The following potentially dilutive securities were not included in the calculation of diluted net loss per share as of the periods presented because the effect would have been anti-dilutive:

	June 30,
	2023	2022
Outstanding stock options and awards	9,484,387	5,234,269
Restricted stock subject to future vesting	—	14,693
Total	9,484,387	5,248,962

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

TN-201 is our potential first-in-class gene therapy for adults and children with HCM due to MYBPC3 gene mutations. These mutations can cause the heart walls of affected individuals to become significantly thickened, leading to fibrosis, abnormal heart rhythms, cardiac dysfunction and heart failure. HCM is a chronic, progressive condition and those diagnosed with the disease often experience significant impairment in overall quality of life. TN-201 uses a differentiated approach to deliver a functional MYBPC3 gene to the heart utilizing a recombinant adeno-associated virus serotype 9 (AAV9) capsid to restore expression of the cardiac myosin binding protein to halt disease progression and potentially reverse the course of genetic HCM following a single intravenous injection. In January 2023, we received notification from the FDA that clinical testing of TN-201 may proceed, and in the third quarter of 2023, we expect to begin dosing patients in a Phase 1b multi-center, open-label clinical trial, designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-201. Initial data from the trial is anticipated in 2024. TN-201 has received orphan drug designation from the FDA and orphan medicinal product designation from the European Commission, and in April 2023, received Fast Track Designation from the FDA.

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

TN-301 is our highly specific small molecule inhibitor of histone deacetylase 6. TN-301 is initially being developed for the potential treatment of HFpEF. HFpEF is characterized by a stiffening of the heart muscle resulting in an inability for the left ventricle to relax properly during normal heart rhythm, referred to as diastolic dysfunction. There are several cellular processes thought to underlie the pathophysiology of HFpEF, including increases in fibrosis and inflammation and defects in metabolism. Although HFpEF accounts for approximately 50% of all heart failures, there are few proven treatment options. We have completed our Phase 1 clinical trial in healthy adult participants that evaluated the safety, tolerability, pharmacokinetics and pharmacodynamics (PD) of escalating oral doses of TN-301. The Phase 1 clinical trial was conducted in two stages: a single-ascending dose (SAD) stage and a multiple-ascending dose (MAD) stage. In the SAD stage of the trial, initial target engagement (as measured by the PD biomarker of tubulin acetylation) was achieved at dose levels thought to be in therapeutic ranges, enabling initiation of the MAD stage of the trial. In preclinical studies, dose dependent tubulin acetylation measured in circulating blood cells was found to correlate to levels in the heart. No dose-limiting toxicities were reported during the trial and topline data are anticipated in the fourth quarter of 2023.

TN-401 is our other potential first-in-class AAV-based gene therapy designed to deliver a functional PKP2 gene in adults with ARVC due to a PKP2 genetic mutation. PKP2 mutations can cause enlargement of the right ventricle in affected individuals, replacement of heart muscle with fibrotic tissue and fatty deposits, and severely abnormal heart rhythms (arrhythmia) that can make it harder for the heart to function properly and result in sudden cardiac death in some adults and children. TN-401 has demonstrated prevention of disease progression and survival benefit after a single dose in a mouse model of ARVC, as well as tolerability in a pilot non-Good Laboratory Practices toxicology and biodistribution study. We are focused on completing our IND-enabling studies for TN-401 and expect to submit an IND to the FDA in the second half of 2023 to enable clinical development of TN-401. TN-401 has received orphan drug designation from the FDA. Additionally, in support of our development efforts for TN-401, we have initiated a global non-interventional study to collect treatment history and seroprevalence to AAV9 antibodies data among ARVC patients who carry pathogenic or likely pathogenic PKP2 gene mutations.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022:

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,		$	%
(in thousands, except percentages)	2023	2022	Change	Change
Operating expenses:
Research and development	$26,477	$20,876	$5,601	27%
General and administrative	8,627	7,743	884	11%
Total operating expenses	35,104	28,619	6,485	23%
Loss from operations	(35,104)	(28,619)	(6,485)	23%
Other income (expense), net:
Interest income	1,837	222	1,615	727%
Other income (expense), net	(2)	—	(2)	0%
Total other income (expense), net	1,835	222	1,613	727%
Net loss	$(33,269)	$(28,397)	$(4,872)	17%

Research and Development Expenses

Research and development activities account for a significant portion of our operating expenses. Research and development expenses relate primarily to discovery and development of our research programs, product candidates and proprietary platform technology, and are recognized as incurred. Internal research and development costs include, among others, employee-related costs (including salaries, benefits and stock-based compensation for employees engaged in research and development functions), laboratory supplies, other non-capital equipment utilized for in-house research, and allocated overhead costs. External research and development expenses include, among others, fees paid to contract research organizations (CROs) to execute preclinical studies and clinical trials on our behalf, consulting fees and fees related to licensing agreements. We do not allocate our costs by research program, product candidate or proprietary platform technology, as a significant amount of research and development expenses include internal costs, which are deployed across multiple platforms, programs, product candidates and activities.

We expense all research and development costs in the periods in which they are incurred. We enter into various agreements with CROs. Costs of certain research and development activities are recognized based on estimates generally based on an evaluation of the progress and input from external service providers.

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended June 30,		$	%
(in thousands, except percentages)	2023	2022	Change	Change
Personnel-related costs	$9,247	$5,674	$3,573	63%
Facility and laboratory costs	8,981	7,592	1,389	18%
Outside services	7,544	7,506	38	1%
Other research and development expenses	705	104	601	578%
Total research and development expenses	$26,477	$20,876	$5,601	27%

Research and development expenses were $26.5 million and $20.9 million for the three months ended June 30, 2023 and 2022, respectively. The year-over-year increase of $5.6 million, or 27%, was primarily due to:

•
an increase of $3.6 million in employee-related costs reflecting higher stock-based compensation and the employee tax credits recorded as a reduction in payroll taxes in the second quarter of 2022; and
•
an increase of $1.4 million in facility and laboratory costs, reflecting higher facility management and maintenance cost and an increase in depreciation expense, partially offset by lower costs for laboratory supplies and materials.

Outside services expenses remained flat for the three months ended June 30, 2023 when compared to the prior year period as higher costs for clinical trial activities were offset by lower outside lab services costs relating to the IND-enabling activities.

The process of conducting the necessary research to advance through the clinical stages and ultimately obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we cannot reasonably estimate or know the nature, timing or estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. However, we expect our research and development expenses to generally remain flat for the remainder of 2023.

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

General and administrative expenses were $8.6 million and $7.7 million for the three months ended June 30, 2023 and 2022, respectively. The change of $0.9 million, or 11%, was primarily due to an increase in stock-based compensation.

We expect that our general and administrative expenses will generally remain flat for the remainder of 2023, as we continue to support our research and development activities, business development opportunities and professional fees. In addition, we will continue to incur legal, accounting, insurance and other expenses in operating our business as a public company, including costs associated with regulatory and compliance activities.

Interest Income

Interest income primarily consists of accretion of investments purchased at discounts and interest earned on our cash, cash equivalents and investment balances. The year-over-year increase of $1.6 million was primarily due to higher interest rates on investments and higher accretion of marketable securities.

Net Loss

Net loss for the three months ended June 30, 2023, was $33.3 million, compared to a net loss of $28.4 million for the three months ended June 30, 2022.

Comparison of the Six Months Ended June 30, 2023 and 2022:

The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,		$	%
(in thousands, except percentages)	2023	2022	Change	Change
Operating expenses:
Research and development	$52,082	$45,031	$7,051	16%
General and administrative	16,745	14,742	2,003	14%
Total operating expenses	68,827	59,773	9,054	15%
Loss from operations	(68,827)	(59,773)	(9,054)	15%
Other income (expense), net:
Interest income	3,810	321	3,489	1,087%
Other income (expense), net	11	(1)	12	1,200%
Total other income (expense), net	3,821	320	3,501	1,094%
Net loss	$(65,006)	$(59,453)	$(5,553)	9%

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Six Months Ended June 30,		$	%
(in thousands, except percentages)	2023	2022	Change	Change
Personnel-related costs	$18,810	$13,078	$5,732	44%
Facility and laboratory costs	18,151	16,173	1,978	12%
Outside services	13,844	15,279	(1,435)	9%
Other research and development expenses	1,277	501	776	155%
Total research and development expenses	$52,082	$45,031	$7,051	16%

Research and development expenses were $52.1 million and $45.0 million for the six months ended June 30, 2023 and 2022, respectively. The year-over-year increase of $7.1 million, or 16%, was primarily due to:

•
an increase of $5.7 million in employee-related costs reflecting higher stock-based compensation and the employee tax credits recorded as a reduction in payroll taxes in 2022;
•
an increase of $2.0 million in facility and laboratory costs, reflecting higher facility management cost and depreciation expense, partially offset by lower costs for laboratory supplies and materials;
•
a decrease of $1.4 million in outside services costs. The year-over-year decrease was primarily driven by lower outside lab services costs relating to the IND-enabling activities, offset by an increase in clinical trial activities.

General and Administrative

General and administrative expenses were $16.7 million and $14.7 million for the six months ended June 30, 2023 and 2022, respectively. The change of $2.0 million, or 14%, was primarily due to an increase in stock-based compensation.

Interest Income

Interest income primarily consists of accretion of investments purchased at discounts and interest earned on our cash, cash equivalents and investment balances. The year-over-year increase of $3.5 million was primarily due to higher interest rates on investments and higher accretion of marketable securities.

Net Loss

Net loss for the six months ended June 30, 2023, was $65.0 million, compared to a net loss of $59.5 million for the six months ended June 30, 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and we have incurred significant net losses and negative cash flows from operations. From our inception through June 30, 2023, we have funded our operations primarily from the sale and issuance of our equity securities. As of June 30, 2023, we had cash, cash equivalents and investments in marketable securities of $151.6 million and an accumulated deficit of $344.2 million.

Follow-on Offering

On November 21, 2022, we completed an underwritten public offering of 22,613,307 shares of our common stock at a price of $2.60 per share and, to certain investors in lieu of common stock, pre-funded warrants to purchase 6,236,693 shares of our common stock at a price of $2.599 per pre-funded warrant under our registration statement on Form S-3 (File No. 333-266741) (the Shelf Registration Statement). The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.001 per share, subject to certain ownership limitations. In addition, we granted the underwriters a 30-day option to purchase up to an additional 4,327,500 shares of our common stock to cover overallotments, if any, at $2.60 per share. On November 29, 2022, the underwriters partially exercised the option and purchased an additional 2,816,409 shares of our common stock. We received total net proceeds of $76.9 million after deducting underwriting discounts and commissions of $4.9 million and offering expenses of $0.5 million. As of June 30, 2023, pre-funded warrants for 302,517 shares of common stock have been exercised.

“At-the-Market” Equity Offering

On August 10, 2022, we entered into a sales agreement (the Sales Agreement) with SVB Securities LLC. Pursuant to the Sales Agreement we may sell, from time to time up to an aggregate of $75.0 million of our common stock through an “at-the-market” offering defined in Rule 415 under the Securities Act. The $75.0 million of common stock that may be offered, issued and sold under the Sales Agreement is included in the $300.0 million of securities that may be offered, issued and sold by us under our registration statement on Form S-3 (File No. 333-266741). During the three and six months ended June 30, 2023, we sold 535,767 shares under the ATM, resulting in proceeds of $3.9 million, after deducting commissions of $0.1 million pursuant to the Sales Agreement.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Net cash provided by (used in):
Operating activities	$(56,510)	$(54,186)
Investing activities	33,146	46,644
Financing activities	3,678	275
Net change in cash, cash equivalents and restricted cash	$(19,686)	$(7,267)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $56.5 million, which consisted primarily of a net loss of $65.0 million and a net change in operating assets and liabilities of $3.8 million, partially offset by $12.2 million in non-cash charges. The change in net operating assets and liabilities was primarily due to a decrease in operating lease liabilities of $2.0 million and a decrease in accounts payable and accrued expenses and other current liabilities of $1.8 million. Cash flows from operations are generally impacted by the timing of payments to vendors and vendor payment terms. The non-cash charges primarily consisted of stock-based compensation of $7.3 million and depreciation and amortization of $4.3 million.

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

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2023 was $33.1 million, which consisted primarily of proceeds from maturities of marketable securities of $75.0 million, partially offset by purchases of marketable securities of $41.0 million.

Net cash provided by investing activities for the six months ended June 30, 2022 was $46.6 million, which consisted of proceeds from maturities of marketable securities of $127.6 million, partially offset by purchases of marketable securities of $65.1 million and purchases of property and equipment of $15.8 million primarily related to our manufacturing and office space at the Union City Facility.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $3.7 million, which primarily consisted of proceeds from at-the-market sales of $3.9 million, partially offset by payments of accrued offering costs.

Net cash provided by financing activities for the six months ended June 30, 2022 consisted of proceeds from the exercise of stock options.

Contractual Obligations and Other Commitments

As of June 30, 2023, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Summary

Our ability to execute on our business strategy is subject to a number of risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:

•
We are early in our development efforts, with a limited operating history, have only completed one clinical trial, and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and future viability.
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

Risks Related to Our Financial Position, Need for Additional Capital and Limited Operating History

We are early in our development efforts, with a limited operating history, have only completed one clinical trial, and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and future viability.

We have a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2016, have only completed one clinical trial, have no products approved for commercial sale and have not generated any revenue. We are developing therapies that address the underlying drivers of heart disease, which is an unproven and highly uncertain undertaking and involves a substantial degree of risk. While we have completed our Phase 1 clinical trial evaluating TN-301 and the FDA has cleared our IND for TN-201 for evaluation in humans, all of our other product candidates remain in preclinical development and have never been tested in humans. Since our inception, we have devoted substantially all of our focus and financial resources to identifying and developing product candidates, conducting preclinical studies and clinical trials, developing our gene therapy, cellular regeneration and precision medicine platforms, acquiring technology, organizing and recruiting management and technical staff, business planning, establishing our intellectual property portfolio, raising capital, and providing general and administrative support for these operations.

We have limited experience conducting clinical trials and have not yet demonstrated our ability to successfully complete any late stage clinical trials, obtain marketing approvals, manufacture a late stage clinical- or commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for investors to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

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

We have incurred significant net losses since our inception, have not generated any product revenue to date and have financed our operations principally through issuances of our stock. Our net loss was $65.0 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $344.2 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our product candidates will require substantial additional development time and resources before we will be able to apply for regulatory approvals and, if approved, begin generating revenue from product sales. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

We rely on our multi-modality drug discovery platforms to identify and develop product candidates. Our business depends on the success of these platforms and the successful development, regulatory approval, manufacturing and commercialization of product candidates that we discover with these platforms. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve several objectives, including:

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
•
obtaining, maintaining, and expanding patent and other intellectual property protection, trade secret protection and regulatory exclusivity, both in the United States (U.S.) and internationally;
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

As of June 30, 2023, we had $151.6 million in cash, cash equivalents and investments in marketable securities. We expect our current cash, cash equivalents and investments in marketable securities will be sufficient to fund our current operating plan for operations through at least the next twelve months from the date of this Quarterly Report on Form 10-Q. Our estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

The regulatory requirements that will govern any novel gene therapy product candidate we develop are not entirely clear, have changed over time and are subject to further change. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Changes in the regulatory authorities’ data requirements and risk mitigation methods, including requirements resulting from safety concerns raised by regulatory authorities in clinical programs of unrelated companies in the gene therapy and cardiovascular fields in general, could have a material impact on our clinical development, increase our costs, and delay regulatory approval of our product candidates. Moreover, there is substantial overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the U.S., the FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research (CBER) to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review.

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

It is impossible to predict when or if any product candidate that we develop will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from the FDA, European Commission (EC), following a positive opinion from the EMA, or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete lengthy, complex and extensive preclinical studies and clinical trials to demonstrate with substantial evidence the safety and efficacy of such product candidates.

Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and its ultimate outcome is uncertain. We cannot guarantee that any of our preclinical studies or clinical trials will be initiated, conducted or completed on schedule or as planned, or at all. Failure can occur at any stage of testing. Such failure may result from a multitude of factors, including, among other things, flaws in study design, dose selection issues, placebo effects, patient enrollment criteria, novel assay design and failure to demonstrate favorable safety or efficacy traits, which could delay or prevent the submission of an IND, initiation of a clinical trial, receipt of marketing approval or our ability to commercialize our product candidates, or require us to suspended or terminate further development of our product candidates. Moreover, the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. For example, our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. As a result, we cannot assure you that any preclinical studies, clinical trials or post-marketing studies that we conduct will demonstrate consistent or adequate efficacy and safety to support marketing approval.

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

Due to the significant resources required for the development of product candidates, in particular our product candidates in IND-enabling studies and those that enter into clinical trials, we must decide which programs, product candidates and indications to pursue and advance the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular programs, product candidates or therapeutic areas may not lead to the development of any viable commercial product and may result in the diversion of resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain platforms, programs or product candidates may subsequently also prove to be less than optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the biotechnology industry, in particular in the field of cardiology, our business could be seriously harmed. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other programs, product candidates or other diseases that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to our platforms or product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

Regulatory authorities in some jurisdictions, including the U.S. and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. Similarly, in the EU, the EC, upon the recommendation of the EMA’s Committee for

Orphan Medicinal Products, grants orphan drug designation to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in Europe and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in Europe would be sufficient to justify the necessary investment in developing the drug. In the EU, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers. However, there can be no assurances that we will be able to obtain orphan designations for our product candidates.

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

In addition, other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted, including aggregate reductions to Medicare payments to providers, effective April 1, 2013, which will remain in effect through 2031 and increase the statute of limitations period for the government to recover overpayments to providers from three to five years. These and future laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

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

Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In August 2022, Congress passed the Inflation Reduction Act of 2022 (the IRA), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the IRA, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Outside of the U.S., relevant legal requirements continue to evolve. For example, the collection and use of health data and other personal data including personal data collected in clinical trials is governed in the EU by the General Data Protection Regulation (GDPR), which imposes substantial obligations upon companies and new rights for individuals, by certain EU member state-level legislation. The GDPR also forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419), known as UK GDPR. Failure to comply with the GDPR may result in fines up to €20,000,000 or 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. The GDPR has increased our responsibility and liability in relation to personal data that we may process, and we may be required to implement additional measures in an effort to comply with the GDPR and with other laws, rules, regulations and standards in the European Economic Area (EEA), United Kingdom (UK) and Switzerland relating to privacy and data protection. This may be onerous and if our efforts to comply with GDPR or other applicable laws, rules, regulations and standards are not successful, or are perceived to be unsuccessful, it could adversely affect our business. Further, restrictions on the transfer of personal data from the EEA, UK and Switzerland to the U.S., all of which could restrict our activities in those jurisdictions, limit our ability to provide our products and services in those jurisdictions, require us to modify our policies and practices, and to engage in additional contractual negotiations, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the EEA and Switzerland to the U.S. In Canada, the Personal Information Protection and Electronic Documents Act (PIPEDA) and similar provincial laws impose obligations on companies with respect to processing personal information, including health-related information, regarding Canadian data subjects and provides individuals certain rights with respect to such information, including the right to access and challenge the accuracy of their personal information held by an organization. Failure to comply with PIPEDA, where applicable, could result in fines and penalties.

In the U.S., a variety of data privacy, protection and security laws, rules, regulations and standards potentially may apply to our activities, such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act effective January 1, 2023 (CCPA)), state health information privacy laws, and federal and state consumer protection laws. The CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use, sharing and retention practices, provides California residents with data privacy rights (including the ability to opt out of certain disclosures of personal information including for certain advertising purposes), imposes operational requirements for covered businesses, provides for significant civil penalties for violations as well as a private right of action for certain data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgments and settlements). Although there are limited exemptions for clinical trial data under the CCPA and certain other state laws, the CCPA and other new and evolving state laws could impact our business activities, depending on their interpretation. Numerous other state legislatures have introduced, and in several cases enacted, their own comprehensive data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements, and laws in all 50 states require businesses to provide notice to customers whose personal data has been disclosed as a result of a data breach. Finally, federal, state and foreign laws, rules, regulations and standards may apply generally to the privacy and security of information we maintain, and may differ from each other significantly, thus complicating compliance efforts and potentially requiring us to undertake additional measures to comply with them.

With the GDPR, PIPEDA, CCPA, and other laws, regulations and other obligations relating to privacy and data protection imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so.

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

Changes in tax law, including to the orphan drug tax credit and other changes to U.S. and non-U.S. taxation, could increase our tax liability and adversely affect our operating results. For example, starting from January 1, 2022, the Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize domestic research and development costs in the year incurred and amortize such costs rather than deduct such costs in the year incurred. When and if we become profitable, these changes may cause us to pay federal income taxes earlier under the revised tax law than under the prior law and may increase our total federal tax liability attributable to orphan drug programs and other research and development. In addition, the Inflation Reduction Act of 2022 imposes a 1% excise tax on certain repurchases of stock made on or after January 1, 2023. These changes could increase our total federal tax liability when and if we become profitable.

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

As part of our business, we and our CROs, manufacturers, contractors (including sites performing our clinical trials), consultants and other third parties, collect, maintain and transmit sensitive data on our networks and systems, including our intellectual property and proprietary and confidential business information (such as research data and personal information). Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of our third-party CROs, manufacturers, contractors (including sites performing our clinical trials), consultants and other third parties, such systems are vulnerable to breakdown or other damage or interruption from, among other things, inadvertent or intentional actions by our employees, contractors, consultants, business partners, and other third parties, cyber-attacks and other hacking attempts by malicious third parties, which may compromise our system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, dissemination of, or damage or unauthorized access to, our data or other data that we process or maintain or that is processed or maintained on our behalf, or other assets. Although the impact of cyber-attacks on our operations and financial condition has not been material to date, we and our third-party service providers have frequently been the target of threats of this nature and expect them to continue.

To the extent that any data breach, disruption or security incident were to result in any loss, destruction, unavailability, alteration, disclosure, dissemination of, or damage or unauthorized access to, our data, or any other data that we process or maintain or that is processed or maintained on our behalf, or other assets, or for it to be believed or reported that any of the foregoing occurred, we could incur significant liability, including consequential damages, financial harm and reputational damage and the development and commercialization of our product candidates could be delayed. The loss, corruption, or unavailability of clinical trial data for our product candidates also could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. We cannot ensure that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent breakdowns or breaches in our or their systems or other cybersecurity incidents that cause loss, destruction, unavailability, alteration, dissemination of, or damage or unauthorized access to, our data, including personal data, assets and other data processed or maintained on our behalf, that could have a material adverse effect upon our reputation, business, operations or financial condition.

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

We or our licensors may be subject to claims that former employees or other third parties have an ownership interest in our owned patent applications or in-licensed patents, trade secrets or other intellectual property rights as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or other third parties who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership of our patent applications or our licensors’ owned or in-licensed patents, trade secrets or other intellectual property rights. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property rights that are important to our product candidates. It may be necessary or we may desire to enter into a license to settle any such claim; however, there can be no assurance that we would be able to obtain a license on commercially reasonable terms, if at all. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees, and any litigation or the threat of litigation may adversely impact our reputation or affect our ability to hire employees or contract with independent contractors.

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

In Europe, beginning June 1, 2023, European applications and patents may be subjected to the jurisdiction of the Unified Patent Court (UPC). European patent applications now have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the UPC. This is a significant change in European patent practice. As the UPC is a new court system, there is limited precedent for the court, increasing the uncertainty of any litigation. As a single court system can invalidate a European patent, we, where applicable have opted out of the UPC and as such, but for proceedings such as an opposition, each European patent would need to be challenged in each individual country.

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

In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license. If our licensors fail to prosecute, maintain, enforce, and defend, or lose rights to such patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any product that is the subject of such licensed rights could be adversely affected. Even where we have the right to control patent prosecution of patents and patent applications we have licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions taken by or on behalf of our licensors prior to the date upon which we assumed control over patent prosecution.

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

We have established end-to-end in-house AAV manufacturing capabilities to support our product candidates arising from our Gene Therapy and Cellular Regeneration platforms. However, in order to optimize our use of resources and availability of extensive third-party experience in small molecule manufacturing, we intend to continue to rely on third-party manufacturers for our small molecule programs.

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

Risks Related to the Securities Market and Ownership of Our Common Stock

An active, liquid and orderly trading market may not be sustained for our common stock and as a result it may be difficult for you to sell your shares of our common stock.

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
•
future accounting pronouncements or changes in our accounting policies; and
•
the changing and volatile global economic and political environment.

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

As of June 30, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 57% of our common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. For example, we filed: (i) on August 10, 2022, a shelf registration statement on Form S-3 with the SEC that became effective on August 17, 2022 and allows us to undertake various equity and debt offerings up to $300.0 million (the Shelf Registration); (ii) on August 17, 2022, a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of up to $75.0 million of our common stock from time to time through an “at-the-market” program under the Securities Act, pursuant to which we have sold 535,767 shares as of June 30, 2023, resulting in proceeds of $3.9 million, after deducting commissions of $0.1 million pursuant to the Sales Agreement; and (iii) on November 17, 2022, a prospectus supplement to the Shelf Registration that covered the offering, issuance and sale of 25,429,716 shares of our common stock, at a public offering price of $2.60 per share, and pre-funded warrants to purchase 6,236,693 shares of our common stock, at a public offering price of $2.599 per pre-funded warrant (the Follow-On Prospectus Supplement), pursuant to which we received aggregate net proceeds of $76.9 million, after deducting the underwriting commissions and offering expenses. To date, 302,517 pre-funded warrants have been exercised.

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

In particular, as a public company we are required to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm, unless we continue to qualify as a “smaller reporting company” at such time. To achieve compliance with Section 404 within the prescribed periods, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially continue to engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

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

(c)
Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1*	Composite Amended and Restated Certificate of Incorporation of Tenaya Therapeutics, Inc., as amended

3.2	Amended and Restated Bylaws of Tenaya Therapeutics, Inc.	8-K	001-40656	3.1	3-21-2023

10.1+	Executive Change in Control and Severance Plan	8-K	001-40656	10.1	6-12-2023

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Tenaya Therapeutics, Inc.

Date: August 9, 2023	By:	/s/ Faraz Ali, M.B.A.
Faraz Ali, M.B.A.
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Leone D. Patterson, M.B.A.
Leone D. Patterson, M.B.A.
Chief Financial and Business Officer (Principal Financial and Accounting Officer)