Form 10-Q
period 2023-09-30
Tenaya Therapeutics, Inc.
filed 2023-11-08
CIK 1858848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023, the registrant had 68,111,019 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TENAYA THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$82,153	$95,272
Short-term investments in marketable securities	39,600	91,255
Prepaid expenses and other current assets	5,075	7,227
Total current assets	126,828	193,754
Property and equipment, net	45,131	51,032
Operating lease right-of-use assets	9,337	11,663
Long-term investments in marketable securities	6,367	17,703
Other noncurrent assets	5,734	4,793
Total assets	$193,397	$278,945
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,902	$9,578
Accrued and other current liabilities	10,321	10,664
Operating lease liabilities, current	3,154	4,006
Total current liabilities	19,377	24,248
Operating lease liabilities, noncurrent	8,890	11,093
Other noncurrent liabilities	246	228
Total liabilities	28,513	35,569
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	538,485	522,945
Accumulated other comprehensive loss	(261)	(378)
Accumulated deficit	(373,347)	(279,198)
Total stockholders’ equity	164,884	243,376
Total liabilities and stockholders’ equity	$193,397	$278,945

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$23,091	$23,758	$75,173	$68,789
General and administrative	7,829	7,540	24,574	22,282
Total operating expenses	30,920	31,298	99,747	91,071
Loss from operations	(30,920)	(31,298)	(99,747)	(91,071)
Other income, net:
Interest income	1,776	596	5,586	917
Other income, net	1	6	12	5
Total other income, net	1,777	602	5,598	922
Net loss before income tax expense	(29,143)	(30,696)	(94,149)	(90,149)
Income tax expense	—	—	—	—
Net loss	(29,143)	(30,696)	(94,149)	(90,149)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities	72	(28)	117	(626)
Comprehensive loss	$(29,071)	$(30,724)	$(94,032)	$(90,775)
Net loss per share, basic and diluted	$(0.39)	$(0.74)	$(1.28)	$(2.18)
Weighted-average shares used in computing net loss per share, basic and diluted	73,924,937	41,358,296	73,579,200	41,309,812

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2023	66,857,113	$7	$522,945	$(378)	$(279,198)	$243,376
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	8,311	—	—	—	—	—
Vesting of early exercised stock options	—	—	1	—	—	1
Stock-based compensation	—	—	3,514	—	—	3,514
Other comprehensive income	—	—	—	258	—	258
Net loss	—	—	—	—	(31,737)	(31,737)
Balance as of March 31, 2023	66,865,424	$7	$526,460	$(120)	$(310,935)	$215,412
Issuance of common stock in connection with at-the-market sales, net of issuance costs of $120	535,767	—	3,868	—	—	3,868
Issuance of common stock upon exercise of pre-funded warrants	302,517	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	150,575	—	282	—	—	282
Issuance of common stock upon exercise of stock options	10,875	—	29	—	—	29
Stock-based compensation	—	—	3,831	—	—	3,831
Other comprehensive loss	—	—	—	(213)	—	(213)
Net loss	—	—	—	—	(33,269)	(33,269)
Balance as of June 30, 2023	67,865,158	$7	$534,470	$(333)	$(344,204)	$189,940
Issuance of common stock upon vesting of restricted stock units	245,861	—	—	—	—	—
Stock-based compensation	—	—	4,015	—	—	4,015
Other comprehensive income	—	—	—	72	—	72
Net loss	—	—	—	—	(29,143)	(29,143)
Balance as of September 30, 2023	68,111,019	$7	$538,485	$(261)	$(373,347)	$164,884

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2022	41,291,374	$4	$434,196	$(141)	$(155,533)	$278,526
Issuance of common stock upon exercise of stock options	7,652	—	17	—	—	17
Vesting of early exercised stock options	—	—	6	—	—	6
Stock-based compensation	—	—	2,094	—	—	2,094
Other comprehensive loss	—	—	—	(490)	—	(490)
Net loss	—	—	—	—	(31,056)	(31,056)
Balance as of March 31, 2022	41,299,026	$4	$436,313	$(631)	$(186,589)	$249,097
Issuance of common stock upon exercise of stock options	13,186	—	28	—	—	28
Issuance of common stock pursuant to employee stock purchase plan	51,608	—	230	—	—	230
Vesting of early exercised stock options	—	—	5	—	—	5
Stock-based compensation	—	—	3,012	—	—	3,012
Other comprehensive loss	—	—	—	(108)	—	(108)
Net loss	—	—	—	—	(28,397)	(28,397)
Balance as of June 30, 2022	41,363,820	$4	$439,588	$(739)	$(214,986)	$223,867
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	10,869	—	6	—	—	6
Vesting of early exercised stock options	—	—	5	—	—	5
Stock-based compensation	—	—	3,174	—	—	3,174
Other comprehensive loss	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	(30,696)	(30,696)
Balance as of September 30, 2022	41,374,689	$4	$442,773	$(767)	$(245,682)	$196,328

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(94,149)	$(90,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,506	4,350
Amortization (accretion) of premium (discount) on marketable securities	(1,371)	76
Stock-based compensation	11,360	8,280
Non-cash operating lease expense	2,326	1,510
Other	157	27
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,013	(3,278)
Other noncurrent assets	(658)	(672)
Accounts payable	(2,977)	(1,803)
Accrued and other current liabilities	(300)	2,051
Operating lease liabilities	(3,055)	(2,147)
Other noncurrent liabilities	—	13
Net cash used in operating activities	(80,148)	(81,742)
Cash flows from investing activities:
Purchases of property and equipment	(845)	(19,835)
Purchases of marketable securities	(40,998)	(108,737)
Proceeds from maturities of marketable securities	105,484	206,250
Other	(7)	—
Net cash provided by investing activities	63,634	77,678
Cash flows from financing activities:
Proceeds from at-the-market sales, net of issuance costs	3,868	—
Payment of accrued offering costs	(501)	—
Proceeds from exercise of stock options and employee stock purchase plan	311	281
Net cash provided by financing activities	3,678	281
Net change in cash, cash equivalents and restricted cash	(12,836)	(3,783)
Cash and cash equivalents and restricted cash at beginning of period	95,671	38,676
Cash and cash equivalents and restricted cash at end of period	$82,835	$34,893
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$82,153	$34,494
Restricted cash included in other noncurrent assets	682	399
Cash, cash equivalents and restricted cash	$82,835	$34,893
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued and other current liabilities	$309	$263

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

1.
Organization and Description of the Business

Description of the Business

Tenaya Therapeutics, Inc. (the Company) was incorporated in the state of Delaware in August 2016 and is headquartered in South San Francisco, California. The Company is a clinical-stage biotechnology company focused on discovering, developing and delivering curative therapies that address the underlying drivers of heart disease. The Company’s lead product candidates include, TN-201, a gene therapy for myosin binding protein C3-associated hypertrophic cardiomyopathy, TN-401, a gene therapy for plakophilin 2-associated arrhythmogenic right ventricular cardiomyopathy and TN-301, a small molecule for heart failure with preserved ejection fraction.

Liquidity

The Company has incurred net losses since inception and expects such losses to continue in the future as it conducts research and development activities. As of September 30, 2023, the Company had an accumulated deficit of $373.3 million. The Company incurred a net loss of $94.1 million and $90.1 million during the nine months ended September 30, 2023 and 2022, respectively. The Company had $128.1 million of cash, cash equivalents and investments in marketable securities as of September 30, 2023.

Management recognizes the need to raise additional capital to fully implement its business plan. The Company may seek to raise capital through equity financings, debt financings, license agreements, collaborative agreements or other sources of financing. Management believes that its existing cash, cash equivalents and investments in marketable securities as of September 30, 2023 will be sufficient to fund the Company’s operations for at least the next twelve months following the date these condensed financial statements are filed with the Securities and Exchange Commission (SEC).

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

The interim condensed balance sheet as of September 30, 2023, the interim condensed statements of operations and comprehensive loss, stockholders’ equity and cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and reflect all adjustments that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The condensed results of operations for the nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed balance sheet as of December 31, 2022, included herein was derived from the audited financial statements as of that date. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2022, included in Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2023.

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

		September 30, 2023
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	1,261	—	—	1,261
U.S. treasuries	Level 1	43,859	6	—	43,865
Commercial paper	Level 2	18,026	—	(6)	18,020
Government agencies bonds	Level 2	18,417	2	—	18,419
Marketable securities:
U.S. treasuries	Level 1	8,307	—	(34)	8,273
Government agencies bonds	Level 2	37,922	—	(228)	37,694
Total financial assets		$127,792	$8	$(268)	$127,532

		December 31, 2022
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Cash equivalents	Level 1	$20,532	$—	$—	$20,532
Money market funds	Level 1	7,203	—	—	7,203
Commercial paper	Level 2	11,972	—	(4)	11,968
Government agencies bonds	Level 2	54,569	12	—	54,581
Marketable securities:
U.S. treasuries	Level 1	25,273	1	(147)	25,127
Commercial paper	Level 2	43,605	4	(125)	43,484
Corporate bonds	Level 2	2,696	—	(18)	2,678
Government agencies bonds	Level 2	37,770	9	(110)	37,669
Total financial assets		$203,620	$26	$(404)	$203,242

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

As of September 30, 2023, the fair value of available-for-sale marketable securities was $46.0 million. $39.6 million of available-for-sale marketable securities had remaining maturities of less than one year. The remaining $6.4 million of marketable securities had remaining maturities between one and two years.

The carrying amount of the Company’s remaining financial assets and liabilities, which include cash, receivables and payables, approximate their fair values due to their short-term nature.

4.
Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Leasehold improvements	$25,603	$23,605
Laboratory equipment	19,770	20,537
Manufacturing equipment	17,716	17,468
Construction in progress	1,658	3,128
Computer equipment and software	1,591	1,060
Furniture and fixtures	975	910
Total property and equipment	$67,313	$66,708
Less: accumulated depreciation and amortization	(22,182)	(15,676)
Total property and equipment, net	$45,131	$51,032

Depreciation and amortization expense for the three months ended September 30, 2023 and 2022 was $2.2 million and $2.1 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2023 and 2022 was $6.5 million and $4.3 million, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Accrued compensation and related expenses	$6,362	$6,299
Accrued research and development expenses	2,361	3,214
Accrued professional services	518	482
ESPP deduction liability	441	124
Accrued facility management services	181	—
Other current liabilities	458	545
Total accrued and other current liabilities	$10,321	$10,664

5.
License Agreements

Gladstone License Agreement

In October 2016, the Company entered into a license agreement with the J. David Gladstone Institute (Gladstone), pursuant to which Gladstone granted the Company a worldwide, royalty-bearing exclusive patent license and a non-exclusive technology license to develop and commercialize certain products for certain diseases (Gladstone License Agreement). Pursuant to the Gladstone License Agreement, the Company is obligated, among other things, to pay Gladstone (i) annual license maintenance fees ranging from $25,000 up to $0.1 million per year, which will be creditable against royalties paid in the following twelve month period, (ii) milestone payments up to $4.1 million for royalty-bearing products directed to a particular target, which are contingent upon achieving specific clinical and commercialization milestone events, and (iii) tiered low-single digit royalties on future net sales of each royalty-bearing product. Under the agreement, the Company is subject to diligence requirements to develop and commercialize at least one royalty-bearing product. The Company may pay $50,000 to $100,000 to extend the deadline for its diligence milestone obligations for up to four additional one-year terms. Dr. Deepak Srivastava, M.D., a member of the Company’s board of directors, serves as President of Gladstone. As of September 30, 2023, the Company has not recognized any milestone and royalty payments under the Gladstone License Agreement.

During the three and nine months ended September 30, 2023 and 2022, there were no material amounts recorded related to annual license fees payable pursuant to the Gladstone License Agreement.

University of Texas Southwestern License Agreements

In January 2020, the Company entered into a license agreement with the University of Texas Southwestern (UTSW License), pursuant to which UTSW granted the Company a royalty-bearing exclusive and sublicensable patent license and a non-exclusive, non-sublicensable license for certain materials. Under the UTSW License, the Company is obligated to pay UTSW (i) a non-refundable upfront license fee of $0.1 million, (ii) milestone payments up to a total of $14.8 million in aggregate, which are contingent upon achieving specific development and commercialization milestone events, and (iii) royalties on future net sales of each royalty-bearing product ranging in the low-single digits. As of September 30, 2023, the Company has not recognized any milestone and royalty payments under the UTSW License.

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

In November 2021, the Company entered into a short-term sublease agreement for additional office and laboratory space in South San Francisco, California with a lease term that was initially set to expire on June 30, 2022. In May 2022, the Company entered into an amendment to extend the term for the existing sublease premise through December 31, 2022. Under the amendment, the Company also subleased additional office and laboratory space at the same sublease premise through November 30, 2023. In October 2023, the Company entered into a second amendment for additional laboratory space and to extend the term of the sublease premise through November 30, 2024. Total lease payment under the sublease extension is $1.5 million.

Information related to operating lease activity during the three and nine months ended September 30, 2023 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Operating lease cost	$1,090	$1,090	$3,271	$2,624
Variable lease cost	324	319	919	910
Short-term lease cost	—	244	5	709
Total lease cost	$1,414	$1,653	$4,195	$4,243

Operating lease right-of-use assets obtained in exchange for lease obligations			$—	$2,224
Cash paid for amounts included in the measurement of lease liabilities			$4,000	$2,978

As of September 30, 2023, the Company’s operating leases had a weighted average remaining lease term of 5.6 years and a weighted average discount rate of 9.6%. Future minimum lease payments under the Company’s operating leases as of September 30, 2023 were as follows:

Amount
(In thousands)
2023 (remaining 3 months)	$1,223
2024	3,910
2025	2,445
2026	1,386
2027	1,428
Thereafter	5,477
Total undiscounted future minimum lease payments	$15,869
Imputed interest	(3,825)
Total operating lease liabilities	$12,044

Asset Retirement Obligation

Under the lease agreement for the manufacturing and office facility in Union City, the Company is contractually obligated to remove constructed leasehold improvements related to capitalized machinery and equipment (see Note 4) and to restore the leased space to its original condition upon termination of the lease agreement. As of September 30, 2023, the balance of the asset retirement obligation liability was not material.

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

Indemnification

From time to time, the Company may become involved in litigation and other legal actions. The Company estimates the range of liability related to any pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the consolidated financial statements indicates that it is probable that a liability had been incurred at the date of the consolidated financial statements and (ii) the range of loss can be reasonably estimated. The Company was not involved in any material litigation as of September 30, 2023.

In the normal course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amounts of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with its directors and certain officers that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of September 30, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible and, consequently, has not recorded any related liabilities.

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

Total shares reserved and available for grant under the 2021 Plan as of September 30, 2023 are 1,078,248.

Stock Option Activity

The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price
		(in dollars)
Outstanding as of December 31, 2022	5,210,182	$10.01
Granted	3,148,158	$3.43
Exercised	(10,875)	$2.71
Cancelled	(123,119)	$5.64
Outstanding as of September 30, 2023	8,224,346	$7.57

Stock option awards granted to employees generally vest over a four-year period. The contractual term of stock option awards is generally 10 years from the grant date.

Stock Option Valuation

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term (in years)	6.1	5.5 – 6.1	5.5 – 6.1	5.5 – 6.1
Expected volatility	94%	96% – 97%	94% – 95%	96% – 97%
Risk-free interest rate	4.0% – 4.4%	2.9% – 3.6%	3.4% – 4.4%	1.6% – 3.6%
Expected dividend yield	—%	—%	—%	—%

Restricted Stock Units (RSUs)

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

	Shares	Weighted Average Grant Date Fair Value per Share
		(in dollars)
Unvested as of December 31, 2022	459,192	$4.07
Granted	911,813	$3.06
Vested	(254,172)	$3.61
Forfeited	(22,052)	$3.82
Unvested as of September 30, 2023	1,094,781	$3.34

2021 Employee Stock Purchase Plan

Under the Company's 2021 Employee Stock Purchase Plan (ESPP), the Company initially reserved 800,000 shares for future issuance. The number of shares of common stock available for issuance under the ESPP automatically increases on the first day of each fiscal year beginning with 2022 in an amount equal to the lesser of: 800,000 shares; 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding year; or such other amount as the board of directors may determine. As of September 30, 2023, 1,624,717 shares were reserved for future issuance under the ESPP. Under the Company’s ESPP, employees are generally eligible to participate and can purchase shares on each purchase date established semi-annually through payroll deductions at the lower of 85% of the fair market value of the Company’s stock at the commencement of the offering period or each purchase date of the offering period. Each offering period spans 6 months. The ESPP permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation, up to an annual limit of $25,000 per the Internal Revenue Service. The first offering period commenced in January 2022. For the nine months ended September 30, 2023 and 2022, the stock-based compensation expense for ESPP was not material.

Stock-Based Compensation

The following table summarizes stock-based compensation recognized in the Company’s condensed statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Research and development	$1,861	$1,344	$5,204	$3,777
General and administrative	2,154	1,830	6,156	4,503
Total stock-based compensation	$4,015	$3,174	$11,360	$8,280

8.
Stockholders' Equity

“At-the-Market” Equity Offering

On August 10, 2022, the Company entered into a sales agreement (Sales Agreement) with SVB Securities LLC to establish an at-the-market (ATM) offering defined in Rule 415 under the Securities Act. Pursuant to the Sales Agreement, the Company is permitted to offer and sell, from time to time, shares of its common stock having a maximum aggregate offering price of up to $75.0 million. During the three and nine months ended September 30, 2023, the Company sold 535,767 shares under the ATM, resulting in proceeds of $3.9 million, after deducting commissions of $0.1 million pursuant to the Sales Agreement.

Follow-On Offering

On November 21, 2022, the Company completed an underwritten public offering of 22,613,307 shares of its common stock at a price of $2.60 per share and, to certain investors in lieu of common stock, pre-funded warrants to purchase 6,236,693 shares of its common stock at a price of $2.599 per pre-funded warrant. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.001 per share, subject to certain ownership limitations. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 4,327,500 shares of its common stock to cover overallotments, if any, at $2.60 per share. On November 29, 2022, the underwriters partially exercised the option and purchased an additional 2,816,409 shares of Company’s common stock. As of September 30, 2023, pre-funded warrants for 302,517 shares of common stock have been exercised.

As of September 30, 2023, total shares of common stock reserved for issuance, on an as-if converted basis, are as follows:

September 30, 2023
Outstanding stock options and awards	9,319,127
Outstanding pre-funded warrants	5,934,176
Stock options and awards available for future grant	1,078,248
Shares available for further issuance under the employee stock purchase plan	1,624,717
Total	17,956,268

9.
Income Taxes

For the nine months ended September 30, 2023 and 2022, the Company did not record any income tax expense or benefit. The Company has recorded a full valuation allowance against its U.S. federal and state deferred tax assets as the Company believes it is more likely than not that the benefit will not be realized.

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

The following potentially dilutive securities were not included in the calculation of diluted net loss per share as of the periods presented because the effect would have been anti-dilutive:

	September 30,
	2023	2022
Outstanding stock options and awards	9,319,127	5,266,152
Restricted stock subject to future vesting	—	7,773
Total	9,319,127	5,273,925

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

Our lead product candidates include, TN-201, a gene therapy for myosin binding protein C3 (MYBPC3)-associated hypertrophic cardiomyopathy (HCM), TN-401, a gene therapy for plakophilin 2 (PKP2)-associated arrhythmogenic right ventricular cardiomyopathy (ARVC), and TN-301, a small molecule for heart failure with preserved ejection fraction (HFpEF).

TN-201 is our potential first-in-class gene therapy for adults and children with HCM due to MYBPC3 gene mutations. These mutations can cause the heart walls of affected individuals to become significantly thickened, leading to fibrosis, abnormal heart rhythms, cardiac dysfunction and heart failure. HCM is a chronic, progressive condition and those diagnosed with the disease often experience significant impairment in overall quality of life. TN-201 uses a differentiated approach to deliver a functional MYBPC3 gene to the heart utilizing a recombinant adeno-associated virus serotype 9 (AAV9) capsid to restore expression of the cardiac myosin binding protein to halt disease progression and potentially reverse the course of genetic HCM following a single intravenous injection. In October 2023, we began dosing patients in a Phase 1b multi-center, open-label clinical trial, designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-201. Initial data from the trial is anticipated in 2024. TN-201 has received orphan drug designation from the FDA and orphan medicinal product designation from the European Commission (EC), and in April 2023, received Fast Track Designation from the FDA.

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

TN-401 is our AAV9-based investigational gene therapy product candidate for the treatment of ARVC caused by mutations in the PKP2 gene. ARVC, also known as arrhythmogenic cardiomyopathy or ACM, is a chronic, progressive, familial disease characterized by ventricular arrhythmias, adverse remodeling of the heart and an increased risk of sudden cardiac death. PKP2 mutations are the most common genetic cause of ARVC and result in a loss of key proteins needed to maintain the structural integrity and cell-to-cell signaling of heart muscle cells. In October 2023, the FDA provided clearance of our IND application to initiate clinical testing of TN-401. We plan to proceed to a Phase 1b multi-center, open-label clinical trial, designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-401. Additionally, in support of our development efforts for TN-401, we have initiated a global non-interventional study to collect treatment history and seroprevalence to AAV9 antibodies data among ARVC patients who carry pathogenic or likely pathogenic PKP2 gene mutations. TN-401 has received orphan drug designation from the FDA and orphan medicinal product designation from the EC, and in November 2023, received Fast Track Designation from the FDA.

TN-301 is our highly specific small molecule inhibitor of histone deacetylase 6 (HDAC6). TN-301 is initially being developed for the potential treatment of HFpEF. HFpEF is characterized by a stiffening of the heart muscle resulting in an inability for the left ventricle to relax properly during normal heart rhythm, referred to as diastolic dysfunction. There are several cellular processes thought to underlie the pathophysiology of HFpEF, including increases in fibrosis and inflammation and defects in metabolism. Although HFpEF accounts for approximately 50% of all heart failures, there are few proven treatment options. In October 2023, Tenaya shared positive data from its Phase 1 clinical trial of TN-301 in healthy participants at the 2023 Heart Failure Society of America (HFSA) Annual Scientific Meeting. The Phase 1 trial enrolled participants in two stages. In Stage 1, participants received single ascending doses (SAD) and in Stage 2, participants received multiple ascending doses (MAD). TN-301 was generally well tolerated across the broad range of doses studied. Pharmacokinetic results showed overall dose proportionality in the SAD and MAD stages of the study with a half-life supportive of once-daily dosing. Robust HDAC6 inhibition was observed and increasing doses and exposures with TN-301 correlated with increased pharmacodynamic effects. There were no changes in histone acetylation with TN-301, underscoring the selectivity of TN-301 for HDAC6 and potentially reducing the risk of off target effects observed with less selective HDAC6 inhibitors or pan-HDAC inhibition. In preclinical studies, selective HDAC6 inhibition has been shown to have comparable efficacy to empagliflozin, a sodium-glucose cotransporter-2 (SGLT2) inhibitor which is approved for the treatment of HFpEF. More recently, using a validated mouse model of disease, we demonstrated that HDAC6 inhibition co-administered with an SGLT2 inhibitor demonstrated additive benefit, improving several measures of heart function. Taken together, these data support continued development of TN-301 as a potential treatment for patients with HFpEF.

In addition to our lead product candidates, we have multiple early-stage programs progressing through preclinical development. These programs include an AAV-based gene therapy designed to express the dwarf open reading frame gene in the heart with potentially broad utility in dilated cardiomyopathy, as well as our reprogramming program for cardiac regeneration which aims to replace heart cells lost in patients experiencing heart failure due to prior myocardial infarction. While these named programs are approaching candidate selection stage, we also have numerous earlier-stage programs emerging from our proprietary product platforms to address other forms of heart failure.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022:

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,		$	%
(in thousands, except percentages)	2023	2022	Change	Change
Operating expenses:
Research and development	$23,091	$23,758	$(667)	(3%)
General and administrative	7,829	7,540	289	4%
Total operating expenses	30,920	31,298	(378)	(1%)
Loss from operations	(30,920)	(31,298)	378	(1%)
Other income (expense), net:
Interest income	1,776	596	1,180	198%
Other income (expense), net	1	6	(5)	(83%)
Total other income (expense), net	1,777	602	1,175	195%
Net loss	$(29,143)	$(30,696)	$1,553	(5%)

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

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended September 30,		$	%
(in thousands, except percentages)	2023	2022	Change	Change
Personnel-related costs	$9,658	$8,111	$1,547	19%
Facility and laboratory costs	5,617	7,953	(2,336)	(29%)
Outside services	7,365	7,461	(96)	(1%)
Other research and development expenses	451	233	218	94%
Total research and development expenses	$23,091	$23,758	$(667)	(3%)

Research and development expenses were $23.1 million and $23.8 million for the three months ended September 30, 2023 and 2022, respectively. The year-over-year decrease of $0.7 million, or 3%, was primarily due to:

•
a decrease of $2.3 million in facility and laboratory costs, reflecting lower costs for laboratory supplies and materials related to the IND-enabling activities; partially offset by
•
an increase of $1.5 million in employee-related costs reflecting higher stock-based compensation.

Outside services expenses remained flat for the three months ended September 30, 2023 when compared to the prior year period, as higher costs for clinical trial activities were offset by lower outside lab services costs related to the IND-enabling activities.

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

General and administrative expenses were $7.8 million and $7.5 million for the three months ended September 30, 2023 and 2022, respectively. The year-over-year increase of $0.3 million, or 4%, was primarily due to an increase in stock-based compensation.

We expect our general and administrative expenses to generally remain flat for the remainder of 2023, as we continue to support our research and development activities and business development opportunities, and incur professional service fees. In addition, we will continue to incur legal, accounting, insurance and other expenses in operating our business as a public company, including costs associated with regulatory and compliance activities.

Interest Income

Interest income primarily consists of accretion of investments purchased at discounts and interest earned on our cash, cash equivalents and investment balances. The year-over-year increase of $1.2 million was primarily due to higher interest rates on investments and higher accretion of marketable securities.

Net Loss

Net loss for the three months ended September 30, 2023, was $29.1 million, compared to a net loss of $30.7 million for the three months ended September 30, 2022.

Comparison of the Nine Months Ended September 30, 2023 and 2022:

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,		$	%
(in thousands, except percentages)	2023	2022	Change	Change
Operating expenses:
Research and development	$75,173	$68,789	$6,384	9%
General and administrative	24,574	22,282	2,292	10%
Total operating expenses	99,747	91,071	8,676	10%
Loss from operations	(99,747)	(91,071)	(8,676)	10%
Other income (expense), net:
Interest income	5,586	917	4,669	509%
Other income (expense), net	12	5	7	140%
Total other income (expense), net	5,598	922	4,676	507%
Net loss	$(94,149)	$(90,149)	$(4,000)	4%

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Nine Months Ended September 30,		$	%
(in thousands, except percentages)	2023	2022	Change	Change
Personnel-related costs	$28,468	$21,189	$7,279	34%
Facility and laboratory costs	23,768	24,126	(358)	1%
Outside services	21,209	22,740	(1,531)	7%
Other research and development expenses	1,728	734	994	135%
Total research and development expenses	$75,173	$68,789	$6,384	9%

Research and development expenses were $75.2 million and $68.8 million for the nine months ended September 30, 2023 and 2022, respectively. The year-over-year increase of $6.4 million, or 9%, was primarily due to:

•
an increase of $7.3 million in employee-related costs reflecting higher stock-based compensation and the employee tax credits recorded as a reduction in payroll taxes in 2022; partially offset by
•
a decrease of $1.5 million in outside services costs. The year-over-year decrease was primarily driven by lower outside lab services costs reflecting lower IND-enabling activities in 2023, offset by an increase in clinical trial activities.

General and Administrative

General and administrative expenses were $24.6 million and $22.3 million for the nine months ended September 30, 2023 and 2022, respectively. The change of $2.3 million, or 10%, was primarily due to an increase in stock-based compensation.

Interest Income

Interest income primarily consists of accretion of investments purchased at discounts and interest earned on our cash, cash equivalents and investment balances. The year-over-year increase of $4.7 million was primarily due to higher interest rates on investments and higher accretion of marketable securities.

Net Loss

Net loss for the nine months ended September 30, 2023, was $94.1 million, compared to a net loss of $90.1 million for the nine months ended September 30, 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and we have incurred significant net losses and negative cash flows from operations. From our inception through September 30, 2023, we have funded our operations primarily from the sale and issuance of our equity securities. As of September 30, 2023, we had cash, cash equivalents and investments in marketable securities of $128.1 million and an accumulated deficit of $373.3 million.

Follow-on Offering

On November 21, 2022, we completed an underwritten public offering of 22,613,307 shares of our common stock at a price of $2.60 per share and, to certain investors in lieu of common stock, pre-funded warrants to purchase 6,236,693 shares of our common stock at a price of $2.599 per pre-funded warrant under our registration statement on Form S-3 (File No. 333-266741) (the Shelf Registration Statement). The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.001 per share, subject to certain ownership limitations. In addition, we granted the underwriters a 30-day option to purchase up to an additional 4,327,500 shares of our common stock to cover overallotments, if any, at $2.60 per share. On November 29, 2022, the underwriters partially exercised the option and purchased an additional 2,816,409 shares of our common stock. We received total net proceeds of $76.9 million after deducting underwriting discounts and commissions of $4.9 million and offering expenses of $0.5 million. As of September 30, 2023, pre-funded warrants for 302,517 shares of common stock have been exercised.

“At-the-Market” Equity Offering

On August 10, 2022, we entered into a sales agreement (the Sales Agreement) with SVB Securities LLC. Pursuant to the Sales Agreement we may sell, from time to time up to an aggregate of $75.0 million of our common stock through an “at-the-market” offering defined in Rule 415 under the Securities Act. The $75.0 million of common stock that may be offered, issued and sold under the Sales Agreement is included in the $300.0 million of securities that may be offered, issued and sold by us under our registration statement on Form S-3 (File No. 333-266741). During the nine months ended September 30, 2023, we sold 535,767 shares under the ATM, resulting in proceeds of $3.9 million, after deducting commissions of $0.1 million pursuant to the Sales Agreement.

Funding Requirements

We expect our expenses and operating losses will continue to increase over the foreseeable future. The expected increase in expenses will be driven in large part by our ongoing activities, if and as we:

•
continue to advance our lead product candidates, TN-201, TN-301 and TN-401;
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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Net cash provided by (used in):
Operating activities	$(80,148)	$(81,742)
Investing activities	63,634	77,678
Financing activities	3,678	281
Net change in cash, cash equivalents and restricted cash	$(12,836)	$(3,783)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $80.1 million, which consisted primarily of a net loss of $94.1 million and a net change in operating assets and liabilities of $5.0 million, partially offset by $19.0 million in non-cash charges. The change in net operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses and other current liabilities of $3.3 million and a decrease in operating lease liabilities of $3.1 million, partially offset by a decrease of prepaid expenses and other current assets of $2.0 million. Cash flows from operations are generally impacted by the timing of payments to vendors and vendor payment terms. The non-cash charges primarily consisted of stock-based compensation of $11.4 million and depreciation and amortization of $6.5 million.

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

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2023 was $63.6 million, which consisted primarily of proceeds from maturities of marketable securities of $105.5 million, partially offset by purchases of marketable securities of $41.0 million.

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

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $3.7 million, which primarily consisted of proceeds from at-the-market sales of $3.9 million, partially offset by payments of accrued offering costs.

Net cash provided by financing activities for the nine months ended September 30, 2022 consisted of proceeds from the exercise of stock options.

Contractual Obligations and Other Commitments

As of September 30, 2023, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception, have not generated any product revenue to date and have financed our operations principally through issuances of our stock. Our net loss was $94.1 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $373.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our product candidates will require substantial additional development time and resources before we will be able to apply for regulatory approvals and, if approved, begin generating revenue from product sales. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of September 30, 2023, we had $128.1 million in cash, cash equivalents and investments in marketable securities. We expect our current cash, cash equivalents and investments in marketable securities will be sufficient to fund our current operating plan for operations through at least the next twelve months from the date of this Quarterly Report on Form 10-Q. Our estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our preclinical development programs, platforms, manufacturing activities, ongoing or planned clinical trials or future commercialization efforts.

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

It is impossible to predict when or if any product candidate that we develop will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from the FDA, EC, following a positive opinion from the EMA, or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete lengthy, complex and extensive preclinical studies and clinical trials to demonstrate with substantial evidence the safety and efficacy of such product candidates.

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

We will need to comply with the FDA’s and applicable foreign regulatory authorities’ cGMP requirements for the production of product candidates for clinical trials and, if approved, commercial supply. We may encounter difficulties in achieving QC and QA. We will be subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements. These requirements include the qualification and validation of our manufacturing equipment and processes. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture of our product candidates as a result of a failure of our facilities or the facilities or operations of our third-party suppliers to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product candidates, including leading to significant delays in the availability of our product candidates for our clinical trials or the termination or hold on a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant non-compliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our product candidates and/or may be subject to product recalls, seizures, injunctions, or criminal prosecution.

We may not be able to successfully manufacture our product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing resulting approved products, if any.

To date, our product candidates have been manufactured in quantities adequate for preclinical studies and our Phase 1 clinical trials for our lead product candidates. In order to conduct clinical trials for a product candidate and for commercialization of the resulting product if that product candidate is approved for sale, we will need to manufacture product candidates in larger quantities. We may not be able to successfully repeat or increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner or at all. Significant changes or scale-up of manufacturing may require additional validation studies, which are costly and which regulatory authorities must review and approve. In addition, quality issues may arise during those changes or scale-up activities.

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

Our lead product candidates from our gene therapy platform, TN-201 and TN-401, have each been granted orphan drug designation by the FDA and the EC, and we may seek orphan drug designation for other product candidates in the U.S., Europe and other jurisdictions. Even if we obtain orphan drug designation for a product candidate, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the U.S. may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to priority review.

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

Our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, CDMOs, suppliers and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

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

As part of our business, we and our CROs, manufacturers, contractors (including sites performing our clinical trials), consultants and other third parties, collect, maintain and transmit sensitive data on our networks and systems, including our intellectual property and proprietary and confidential business information (such as research data and personal information). Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of our third-party CROs, manufacturers, contractors (including sites performing our clinical trials), consultants and other third parties, such systems are vulnerable to breakdown or other damage or interruption from, among other things, inadvertent or intentional actions by our employees, contractors, consultants, business partners, and other third parties, cyber-attacks and other hacking attempts by malicious third parties, which may compromise our system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, dissemination of, or damage or unauthorized access to, our data or other data that we process or maintain or that is processed or maintained on our behalf, or other assets. Although we have not observed material impacts of cyber-attacks on our operations and financial condition to date, we and our third-party service providers have frequently been the target of threats of this nature and we expect these threats and attacks to continue.

Any data breach, disruption or security incident resulting in any loss, destruction, unavailability, alteration, disclosure, dissemination of, or damage or unauthorized access to, our data, or any other data that we process or maintain or that is processed or maintained on our behalf, or other assets, or for it to be believed or reported that any of the foregoing occurred, could cause us to incur significant liability, including consequential damages, financial harm and reputational damage and the development and commercialization of our product candidates could be delayed. The loss, corruption, or unavailability of clinical trial data for our product candidates also could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. We cannot ensure that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent breakdowns in our or their systems or have prevented, or will prevent, cybersecurity breaches or incidents, including those that cause loss, destruction, unavailability, alteration, dissemination of, or damage or unauthorized access to, our data, including personal data, assets and other data processed or maintained on our behalf. Any such breakdowns, breaches, or incidents, and any resulting impacts, could have a material adverse effect upon our reputation, business, operations or financial condition.

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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geo-political actions, including war and terrorism, including effects of the Russia-Ukraine and Middle East conflicts.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future licensors or collaborators will be successful in protecting our product candidates and platforms by obtaining and defending adequate patent coverage. These risks and uncertainties include the following:

•
the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the non-compliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;
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

Filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S., even in jurisdictions where we do pursue patent protection. Consequently, we may not be able to prevent third parties from practicing our or our licensors’ inventions in all countries outside the U.S., even in jurisdictions where we or our licensors do pursue patent protection. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own competing products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S.

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

As of September 30, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 57% of our common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. For example, we filed: (i) on August 10, 2022, a shelf registration statement on Form S-3 with the SEC that became effective on August 17, 2022 and allows us to undertake various equity and debt offerings up to $300.0 million (the Shelf Registration); (ii) on August 17, 2022, a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of up to $75.0 million of our common stock from time to time through an “at-the-market” program under the Securities Act, pursuant to which we have sold 535,767 shares as of September 30, 2023, resulting in proceeds of $3.9 million, after deducting commissions of $0.1 million pursuant to the Sales Agreement; and (iii) on November 17, 2022, a prospectus supplement to the Shelf Registration that covered the offering, issuance and sale of 25,429,716 shares of our common stock, at a price of $2.60 per share, and pre-funded warrants to purchase 6,236,693 shares of our common stock, at a price of $2.599 per pre-funded warrant, pursuant to which we received aggregate net proceeds of $76.9 million, after deducting the underwriting commissions and offering expenses. As of September 30, 2023, 302,517 pre-funded warrants have been exercised.

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

(c)
Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Composite Amended and Restated Certificate of Incorporation of Tenaya Therapeutics, Inc., as amended	10-Q	001-40656	3.1	8-9-2023

3.2	Amended and Restated Bylaws of Tenaya Therapeutics, Inc.	8-K	001-40656	3.1	3-21-2023

10.1*	Outside Director Compensation Policy

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Tenaya Therapeutics, Inc.

Date: November 8, 2023	By:	/s/ Faraz Ali, M.B.A.
Faraz Ali, M.B.A.
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Leone D. Patterson, M.B.A.
Leone D. Patterson, M.B.A.
Chief Financial and Business Officer (Principal Financial and Accounting Officer)