Form 10-K
period 2023-12-31
Tenaya Therapeutics, Inc.
filed 2024-03-18
CIK 1858848

A

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Stock Market on June 30, 2023 was approximately $271.5 million.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2024 was 78,516,142.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s 2023 fiscal year ended December 31, 2023.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, investors can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “vision,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements about:

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company committed to a bold mission: to discover, develop and deliver potentially curative therapies that address the underlying drivers of heart disease. Heart disease is the leading cause of death in the world, representing an estimated 32% of all global fatalities. In the United States (U.S.), one in every five deaths is attributable to heart disease, and an estimated 40,000 infants are born each year with congenital heart conditions. While there is a clear need for improved treatments, the rate of cardiovascular drug product approvals has declined in recent years and few of the approved treatments address the underlying cause of such diseases.

Our collective understanding of the links between heart disease and genetic factors is increasing exponentially, creating new opportunities for the advancement of novel disease-modifying therapeutics that target the underlying cause of disease. Roughly one-third to one-half of all heart diseases are linked to genetic risks, regardless of major racial and ethnic backgrounds, and there are over 250 known genetically defined disorders where the primary source of morbidity and mortality involves the heart. Leveraging this improved understanding of the genetic causes of heart disease, as well as an increased recognition that precision medicine initiatives may accelerate the advancement of scientific breakthroughs, our vision is to change the treatment paradigm for heart disease and in doing so, improve and extend the lives of patients.

Our goal is to build a leading fully-integrated biopharmaceutical company focused on precision medicines for heart disease. We believe that our drug development efforts benefit from a deep understanding of the underlying causes of disease for specific subpopulations of patients within both rare and prevalent forms of heart disease. We have invested in differentiated capabilities that enable target identification, target validation, and drug discovery that is anchored in human genetics and the use of human disease models. These capabilities, and the insights they enable, allow us to generate promising leads for drug development in a modality agnostic manner, and help us to prioritize the best approaches to address the underlying disease biology using a range of methods, including but not restricted to gene therapy, gene editing, small molecules, gene silencing, and regenerative medicine approaches. We have to date made a deliberate effort to internalize and integrate the capabilities necessary to design, develop, and manufacture medicines that are based on the use of AAVs as the method of delivery to the heart, which are most relevant for our efforts in gene therapy, gene editing, or cardiac regeneration. For programs addressing relatively rare conditions – for example, potentially curative genetic medicines for genetic cardiomyopathies – our strategy is to develop, manufacture, and commercialize at least some of these programs on our own, although we may selectively consider partnerships to access technology, accelerate our progress, or improve our global reach to patients. Where our discovery efforts lead to product candidates intended for relatively prevalent indications – for example, small molecules or genetic medicines for heart failure with preserved ejection fraction (HFpEF) – our strategy is to out-license or partner such programs earlier during preclinical or clinical development.

Our Product Pipeline

We are advancing a deep and diverse pipeline of product candidates intended to target the underlying causes of rare and highly prevalent forms of heart disease.

Each of our most advanced product candidates, TN-201, TN-401, and TN-301, emerged from an initial examination of the genetic underpinnings of heart conditions and has progressed to clinical stage with the support of our proprietary internal capabilities.

•
TN-201 gene therapy for hypertrophic cardiomyopathy (HCM) caused by variants in the Myosin Binding Protein C3 (MYBPC3) gene: TN-201 is our adeno-associated virus serotype 9 (AAV9)-based gene therapy being developed to treat the underlying cause of MYBPC3-associated HCM by delivering a working MYBPC3 gene to specific cells of the heart via a single infusion. MYBPC3 mutations are the most common genetic cause of HCM, accounting for approximately 20% of the overall HCM population or more than 115,000 people in the U.S. alone. Patients may experience serious complications such as shortness of breath, fainting and palpitations, significant impairment in overall quality of life, heart failure, and sudden cardiac death. We are currently conducting the Phase 1b MyPeakTM-1 clinical trial in symptomatic adults diagnosed with MYBPC3-associated nonobstructive HCM, for which the first subject was dosed in October 2023 and initial data are anticipated in the second half of 2024. TN-201 has received orphan drug designation from the FDA and orphan medicinal product designation from the European Commission (EC), as well as Fast Track Designation from the FDA.
•
TN-401 gene therapy for arrhythmogenic right ventricular cardiomyopathy (ARVC) caused by variants in the Plakophilin-2 (PKP2) gene: TN-401 is our AAV9-based gene therapy being developed for the treatment of ARVC due to disease-causing variants in the PKP2 gene. PKP2 mutations are the most common genetic cause of ARVC, also known as arrhythmogenic cardiomyopathy (ACM), a condition characterized by arrhythmias, palpitations, lightheadedness, dizziness and fainting that typically strikes before age 40. The prevalence of PKP2-associated ARVC is estimated at more than 70,000 people in the U.S. alone, though it frequently goes undiagnosed as sudden cardiac death is the first sign of disease in nearly one quarter of known cases. We received clearance of our IND application for TN-401 in October 2023 from the FDA and expect to commence patient dosing in the Phase 1b RIDGETM-1 clinical trial of TN-401 in the second half of 2024. TN-401 has received orphan drug designation from the FDA and orphan medicinal product designation from the EC, as well as Fast Track Designation from the FDA.
•
TN-301 small molecule histone deacetylase-6 (HDAC6) inhibitor for the potential treatment of HFpEF: HFpEF accounts for approximately 50 percent of all heart failure, or an estimated 3 million patients in the U.S. alone. We initially discovered the cardioprotective qualities of selective HDAC6 inhibition in a genetic model of dilated cardiomyopathy. In preclinical studies, TN-301 was subsequently shown to reverse many of the signs and symptoms of HFpEF, with evidence of improved cardiac function and glucose tolerance and reduced inflammation and fibrosis. In 2023, we completed Phase 1 clinical testing of TN-301 in healthy volunteers, observing an encouraging safety profile, suitability for once-daily dosing, and dose-dependent target engagement. Due to the large HFpEF patient population, we believe that TN-301’s late-stage development and commercialization would best be led by a strategic pharmaceutical partner with the global resources to explore the full potential of the molecule and are currently evaluating opportunities to partner TN-301.

In addition to our lead product candidates, we have multiple early-stage programs progressing through preclinical development using various therapeutic approaches, including gene editing, cellular regeneration and gene addition to address other forms of rare and/or prevalent heart disease. Today, our pipeline consists of programs to which we have exclusive worldwide rights and that have emerged from our internal efforts, with select product candidates originating based on intellectual property licensed from academic institutions.

Our Integrated Capabilities

Our distinct suite of integrated capabilities broadly enable target identification and validation, design of AAV-based genetic medicines and in-house manufacturing to support our efforts to discover and develop disease-modifying treatments focused on heart disease. We have invested in our interrelated capabilities, including the use of human-induced Pluripotent Stem Cell (iPSC) and engineered heart tissue disease models, machine learning and phenotypic screening, capsid engineering and novel promoter constructs, to enable the discovery, design, delivery and development of therapeutics that are best suited to a given cardiovascular condition. We have also chosen to have complete ownership of process development, analytical development, and quality control for our gene therapy product candidates and produce our AAV-based gene therapy candidates at our Good Manufacturing Practice (cGMP)-certified Genetic Medicines Manufacturing Center (GMMC) in Union City, California. We continue to invest in complementary new technologies and the optimization of our existing proprietary capabilities with the aim of increasing the safety and efficacy of genetic medicines, accelerating early-stage discovery and preclinical optimization and, reducing the overall cost of goods by increasing manufacturing productivity.

Overview of Heart Disease

Heart disease is the leading cause of death in the world, representing an estimated 32% of all global fatalities. The heart is a complex organ due to its biological structure as well as its tightly regulated and coordinated electrophysiological and biomechanical properties. Heart disease comes in many forms, affects individuals at many ages, and is a result of many factors. In each case, the underlying cause could be genetic or due to normal aging or due to environmental factors. Our initial research and development focus has been on the genetics associated with conditions affecting the heart muscle, also known as cardiomyopathies, that can lead to heart failure. Heart failure occurs when the heart cannot pump enough blood to meet the body’s demands. Rates of heart failure are on the rise, and a recent study places the lifetime risk of heart failure at 24%. In spite of recent advancements in heart failure treatment, the five-year mortality rate remains 50%, highlighting the need for improved treatments.

Historically, the most common treatments for heart disease have been aimed at broadly addressing symptoms and the development of novel treatments has been stymied by the need for lengthy studies primarily focused on survival and hospitalization outcomes. Such studies required enrolling large, heterogeneous patient populations in an effort to achieve statistically significant signals of efficacy. Consequently, innovation in heart disease drug development has lagged in comparison to therapeutic areas such as oncology and rare diseases where more targeted approaches have achieved clinical and regulatory success.

Growing Momentum for Precision Approaches

In the past several years, increasing clinical and regulatory validation for more targeted approaches have emerged for precision approaches to heart disease and AAV-based gene therapies. These include FDA draft guidance supporting smaller clinical studies that emphasize the use of clinically meaningful endpoints of “feel and function” and a small but growing number of examples of clinical success and regulatory approvals for disease-modifying treatments geared toward targeted disease populations, including in genetic cardiomyopathies, that have followed similar development and regulatory paths.

A combination of increasing insights into the genetic causes of heart disease and recognition of the importance of genetic testing support the discovery, development and commercial opportunities for precision medicines that target the underlying genetic cause of heart conditions. More than 250 genetically defined disorders are now known where the primary source of morbidity and mortality involves the heart, providing numerous potentially druggable targets for characterization. Updated clinical practice guidelines from the American College of Cardiology,

American Heart Association and European Society of Cardiology recommending genetic testing and family counseling, and the push for mandatory screening of young athletes, are all leading to improved access to genetic testing, patient diagnosis and disease management.

At the same time, the field of gene therapy drug development has matured. The safety and efficacy of genetic medicines, and AAV9-based gene therapies in particular, continues to grow with multiple new regulatory approvals in recent years resulting in thousands of patients dosed worldwide. A study by the Association for Regenerative Medicine found that gene therapies for rare disease have a 2 to 3.5-fold higher likelihood of achieving regulatory approval as compared to other modalities. This report is bolstered by FDA actions with gene therapy sponsors indicating a willingness to consider surrogate markers of efficacy and expedited regulatory review, as well as the FDA’s issuance of important guidance to help streamline the development of gene therapies and mitigate safety and tolerability concerns that can delay development timelines.

We believe with the evolving understanding of heart disease, and the genetic underpinnings of disease in particular, there are significant opportunities where our proprietary capabilities and singular focus will enable us to benefit from and support the evolution towards more precise diagnosis, drug development, and treatment for heart disease.

Our Strategy

Our goal is to become a leading, fully integrated biotechnology company delivering next-generation therapies that address the underlying causes of heart disease. We are taking advantage of an expanded understanding of heart biology and advances in the science of genetics and disease models to discover, develop, manufacture and ultimately commercialize a deep and diverse pipeline of novel heart disease therapies. The key components of our strategy to achieve these goals are:

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
•
Develop disease-modifying therapies. We are focused on developing disease-modifying and potentially life-saving novel therapies that target the underlying causes of heart disease. We are particularly interested in areas where there is no current standard-of-care or where we believe the nature and the magnitude of the effect of our therapies will be significant relative to existing standards-of-care. For example, we believe our AAV-based gene therapy candidates for genetically defined conditions have the potential to be curative after a single dose.

•
Target defined sub-populations of patients most likely to respond to our therapies. We seek to focus on patient populations where the genetic cause of the disease is well-established, including genetic cardiomyopathies and other monogenic disorders. We also seek to use different strategies to sub-segment larger heart failure populations through the use of genetics or biomarkers to improve selection of patients with attributes that are more suited to the specific mechanism of action of a given product candidate. We believe this strategy can accelerate clinical development, reduce overall development costs, and improve the probability of clinical and regulatory success.
•
Internalize and integrate core capabilities to support our innovation. Powering our drug discovery engine are genetic insights into cardiac biology, coupled with a suite of core capabilities centered on modality agnostic target discovery and validation and design, production and delivery know-how for AAV-based genetic medicines. We believe the integration of our know-how and innovations in these areas will allow us to generate scientific insights more rapidly and improve the probability of technical and regulatory success of our product candidates. The internalization of these capabilities also reduces our reliance on third parties—be it academic labs, contract research organizations (CROs), or contract development and manufacturing organizations (CDMOs)—providing us better control of our timelines and costs.

•
Advance a deep and diverse pipeline of therapies. The diversity of our programs illustrates the ambition of our vision and the versatility and depth of our scientific approach. Our pipeline includes therapeutics for both rare and prevalent heart diseases across multiple treatment modalities. Our most advanced rare disease programs include two AAV-based gene therapy candidates in early clinical development: TN-201, our product candidate for MYBPC3-associated HCM and TN-401, our product candidate for PKP2-associated ARVC. TN-301, a small molecule inhibitor of HDAC6 intended to address HFpEF has successfully completed a Phase 1 clinical trial. We are also working on several other early-stage programs, that we believe will add to our future pipeline opportunities.
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

Our Gene Therapy Programs

Gene therapy is a way of treating or preventing diseases or medical conditions caused by genetic mutations. Our initial programs target loss-of-function mutations that affect that gene’s ability to make a protein where the resulting protein deficiency is pathogenic. Gene therapy replaces the mutated gene by delivering a working gene to target cells in order to restore healthy function and thereby address the underlying cause of a disease.

We utilize AAVs, and specifically AAV9, to deliver the therapeutic working gene to target cells of the heart muscle. AAVs are naturally occurring viruses that are not known to cause diseases in people and are the most common viral vectors used in gene therapy. Viral DNA is removed and the resulting viral shell, or capsid, is loaded with a working gene and regulatory elements to ensure preferential delivery to target tissues and successful transduction. AAV9 is the most widely studied and clinically validated capsid and has been proven to transduce human cardiomyocytes.

TN-201: Gene Therapy for MYBPC3-associated HCM

We are developing TN-201, an investigational and potential first-in-class and best-in-class AAV-based gene therapy for MYBPC3-associated HCM. MYBPC3 genetic mutations are the most common cause of familial HCM. These mutations can cause the heart walls of affected individuals to become significantly thickened, leading to fibrosis, abnormal heart rhythms, cardiac dysfunction, heart failure, and increased risk of sudden cardiac death. There are currently no approved therapies that address the underlying cause of MYBPC3-associated HCM.

Overview of HCM

HCM is a condition in which the heart walls become thickened (hypertrophy), resulting in a reduced ability of the left ventricle (LV) to relax and fill (diastole) and pump (systole) blood effectively with each contraction. HCM is a chronic, progressive disease associated with significant impairment to patients’ overall quality of life, as well as an elevated risk of sudden cardiac death. Symptoms include chest pain, shortness of breath (dyspnea), fainting (syncope), fatigue and palpitations. As the disease progresses, patients may suffer premature death due to end-stage heart failure or malignant ventricular arrhythmia (VA) sometimes leading to sudden cardiac death or stroke. Disease onset can occur at any age, with HCM most frequently emerging in adults in their mid-40s. When HCM emerges in children and young adults, disease course is typically more aggressive and prognosis is worse than that observed in older patients. While a relatively rare occurrence, HCM is the leading cause of sudden cardiac death in young adults.

HCM is estimated to affect one in every 500 people, approximating more than 600,000 people in the U.S. A majority of HCM patients are currently undiagnosed, with diagnosis typically starting with the onset of symptoms, family screening, or the discovery of an abnormal electrocardiogram (ECG) pattern. A clinical diagnosis of HCM in adults is defined as a left ventricular wall thickening of greater than 15mm. Patients with HCM can present with either the obstructive form (oHCM) or the nonobstructive form (nHCM) of the disease. Both forms of the disease involve significant LV hypertrophy; however, in oHCM, the thickening of the LV wall is such that the LV outflow tract (LVOT) narrows and “obstructs” the proper flow of blood to the rest of the body. Nonobstructive HCM is more frequently characterized by diastolic dysfunction resulting in increased LV filling pressures that leads to chest pain and dyspnea. The genetic causes of HCM may be diverse, but approximately 60% of patients with HCM have clearly identifiable familial disease with an autosomal dominant pattern of inheritance. Mutations in the MYBPC3 are estimated to represent approximately 20% of the overall HCM population and to affect approximately 115,000 patients in the U.S. MYBPC3 gene mutations result in both oHCM and nHCM, with one study involving a series of more than 1000 patients finding that 69% of patients with truncating MYBPC3 mutations had nHCM, while 31% presented with LVOT characteristic of oHCM.

Infants with homozygous MYBPC3 gene mutations represent a particularly severe patient group with high risk of death within a year after birth without heart transplantation. With no ability to produce MyBP-C protein and no available treatment to address the underlying genetic mutation, the only option for this young patient population is a heart transplant. HCM patients who are heterozygous for MYBPC3 gene mutations are typically diagnosed earlier in life and have more severe disease associated with increases in arrhythmia, sudden cardiac death and cardiovascular mortality as compared to genotype negative HCM patients.

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

In recent years, a class of agents known as myosin inhibitors have emerged as potential treatments for oHCM and nHCM. One of these agents, mavacamten, was approved by the FDA in April 2022 for the treatment of oHCM. Other agents continue to be evaluated in clinical studies. However, there are no therapies approved specifically for HCM patients with MYBPC3 gene mutations that address the underlying cause of the disease.

Our Solution

We believe TN-201 has the potential to address the underlying biological basis of disease in adult and pediatric HCM patients with homozygous or heterozygous MYBPC3 gene mutations. Based on our preclinical data, TN-201 gene therapy has the potential to achieve highly selective and robust expression of the MYBPC3 gene and to slow or even reverse the course of MYBPC3-associated HCM, including LV hypertrophy, outflow tract obstruction, heart failure, atrial fibrillation, and malignant arrhythmias. By improving upon these aspects of disease, TN-201 may improve heart functional capacity, stabilize or reverse disease symptoms, reduce the need for invasive treatments and improve survival. As with other AAV-based gene therapies, benefits are expected to be durable and a one-time dose may be sufficient to halt or even reverse disease.

TN-201 Clinical Development Plan

In October 2023, we dosed our first patient in MyPeak-1, our Phase 1b clinical trial of TN-201 in symptomatic adults with the nonobstructive form of MYBPC3-associated HCM. MyPeak-1 is a multi-center, open-label clinical trial designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-201. The trial will seek to enroll up to fifteen symptomatic (New York Heart Association class II or III) adults (ages 18-65) with low titers of AAV9 neutralizing antibodies who have been diagnosed with MYBPC3-associated nHCM and have an implantable cardioverter defibrillator (ICD). Endpoints for the trial include safety and tolerability, pharmacokinetic (PK) (as measured by transgene and mRNA expression via cardiac biopsies), pharmacodynamic (PD) (as measured by imaging and plasma biomarkers), exercise capacity (as measured by a six-minute walk test and cardiopulmonary exercise testing (CPET)) and patient-reported outcomes (as measured by a Kansas City Cardiomyopathy Questionnaire). The trial will include a preventative immunosuppressive regimen and close safety monitoring, as well as a 5-year follow-up to evaluate long-term safety and efficacy. We plan to assess two dose levels of TN-201 in the trial, starting with 3×1013 vg/kg, a dose associated with near-maximal efficacy in preclinical studies. Three patients are expected to be enrolled in the first dose cohort and will be dosed sequentially, with a pause between patient doses to monitor for safety. An independent safety review following the initial cohort will inform plans for dose escalation to 6×1013 vg/kg, as needed, and/or enrollment of additional patients in the initial cohort. TN-201 has received orphan drug designation from the FDA and orphan medicinal product designation from the EC, as well as Fast Track Designation from the FDA. Initial data from the trial is anticipated in the second half of 2024.

In order to support our development efforts for TN-201, we have initiated two noninterventional studies: a study evaluating seroprevalence to AAV9 antibodies among adults with MYBPC3-associated HCM and MyClimb, a prospective and retrospective global natural history study focused on pediatric patients with MYBPC3 mutation-associated cardiomyopathy. The objective of the natural history study is to characterize the outcomes, burden of illness, risk factors, quality of life, and biomarkers associated with disease progression in pediatric patients with cardiomyopathy due to MYBPC3 gene mutations, as well as treatments and procedures. This study complements existing disease registries focused primarily on adult patient HCM populations and may support and expedite the development of TN-201 in the pediatric patient population. To date, we have activated more than 40 sites in the U.S. and Europe in connection with these noninterventional studies.

Preclinical Evidence Supporting TN-201 Clinical Development

In preclinical studies, we systemically administered a mouse surrogate of TN-201 (AAV:mMybpc3 or mTN-201) in two-week-old Mybpc3 knockout (KO) mice. The Mybpc3 KO model develops marked LV hypertrophy, poor cardiac function, and dilation at two-weeks of age, comparable to HCM patients with truncating or null mutations. Due to the severe phenotype of the Mybpc3 KO mice and the lack of any MyBP-C protein, this is considered a demanding model to demonstrate efficacy particularly for modeling heterozygous patients, who lack only 35% to 40% of normal sarcomeric MyBP-C protein levels. Treatment with mTN-201 improved LV hypertrophy and cardiac function compared to their pre-treatment baseline levels, indicating partial reversal of the disease and dramatically extended lifespan. Treated mice exhibited an absolute improvement of ejection fraction (EF) of more than 20% versus untreated controls that eventually increases to more than 30% at 13 months the last echocardiography measurement. EF and LV hypertrophy (LV mass normalized to body weight) improvements did not diminish over time, suggesting that a single systemic dose may be sufficient for a durable reversal of MYBPC3-associated HCM. Additionally, we observed improvements in LV diameter and ECG measurements. There is also a clear survival benefit with 100% survival in the mTN-201 arm and 100% mortality in the untreated control arm out to 18 months following dosing.

In addition, a dose-response relationship has been demonstrated with mTN-201. Weight-based doses, 1×1013 vg/kg, 3×1013 vg/kg and 1×1014 vg/kg, all produced significant improvements in EF, LV hypertrophy, and measures of electrophysiological function (QT interval) at eight months post-injection in the Mybpc3 KO HCM mouse model. The 1×1013 vg/kg dose had the lowest levels of efficacy, while the 3×1013 vg/kg had high improvement with a mean decrease of hypertrophy of more 5.3 mg/g LV Mass (± 1.3) and a mean improvement of EF of 26% (± 3.7%), similar to the 1×1014 vg/kg dose, suggesting a plateau in the dose-response curve.

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

TN-401: Gene Therapy for PKP2-associated ARVC

We are developing TN-401, an investigational and potential first-in-class and best-in-class AAV-based gene therapy for the potential treatment of ARVC, also known as arrhythmogenic cardiomyopathy or ACM, caused by mutations to the PKP2 gene. Such mutations are estimated to affect more than 70,000 patients in the U.S. PKP2 mutations result in insufficient expression of a protein needed for the proper functioning of the desmosomal complex that maintains physical connections and electrical signaling between heart muscle cells. As the desmosome structure is impaired, cardiac muscle cells are progressively replaced by fibrofatty tissue and electrical pulses in the heart become unstable, resulting in adverse remodeling and irregular heart rhythms. TN-401 is designed to deliver a working PKP2 gene to cardiomyocytes to restore function and reverse or slow progression of disease by addressing the genetic mutation most frequently underlying ARVC.

Overview of ARVC

ARVC is a chronic, progressive disease with an estimated prevalence in the general population of approximately 1:1000 to 1:5000. It occurs when the structure and electrical signals of cardiomyocytes are disrupted, resulting in irregular heart rhythms and a gradual replacement of heart muscle cells with fatty deposits and fibrotic tissue which can lead to heart failure over time.

Patients with ARVC most commonly present with symptoms related to VAs, particularly abnormally high heart rates known as ventricular tachycardia and premature ventricular contractions (PVCs). These dangerous rhythm abnormalities place patients at increased risk for sudden cardiac arrest or sudden cardiac death. In an effort to reduce the risk of sudden cardiac death, patients with ARVC are typically discouraged from competitive or endurance sports activities and physical exercise may be limited. The mean age of diagnosis in patients occurs before the age of 40. ARVC is a common cause of sudden cardiac arrest in young patients, and particularly in athletes. In an estimated 23% of ARVC cases, the first sign of disease is sudden cardiac death. ARVC patients may also grapple with additional symptoms, including palpitations, lightheadedness, dizziness, and fainting.

Mutations in the PKP2 gene are the most common genetic cause of ARVC, with more than 40% of ARVC patients carrying pathogenic variants. PKP2 protein is an integral component of cell adhesion protein complexes known as desmosomes which connect adjacent cardiomyocytes in the heart. Desmosomes are responsible for maintaining the heart tissue integrity and for stabilizing channels called gap junctions that allow for cellular communication among heart cells, which in turn is important to proper synchronization of cardiomyocyte contractions across the myocardium contributing to each heartbeat. When the PKP2 gene is mutated, reduction of PKP2 protein disrupts structure and function of desmosomes and gap junctions. As a result of these disruptions, cardiomyocytes become more sensitive to the normal mechanical stress of the beating heart, leading to progressive cell loss, inflammation, scar formation, and fat deposition, illustrating the crucial role the PKP2 protein plays in maintaining the structural and functional integrity of heart tissue.

Mutations in the PKP2 gene are commonly heterozygous and inherited in an autosomal dominant fashion, i.e., a mutation in one gene is sufficient to cause the disease. Most of these mutations lead to a reduction of wild-type protein level of less than or equal to 50%. We believe these findings support the idea that mutations of the PKP2 gene cause human disease through haploinsufficiency, and also support the hypothesis that gene replacement may address the underlying cause of disease by increasing the levels of functional PKP2 protein.

Following a diagnosis, ARVC patients are typically implanted with an ICD to control arrhythmias and prevent sudden cardiac death. ICD implantation is currently the only proven effective treatment for preventing sudden cardiac death in ARVC patients, but ICDs are also associated with complications, including inappropriate interventions. Patients may progress to catheter ablation procedures which have a high rate of recurrence of VA and have not been shown to reduce risk of sudden cardiac death or improve survival. ARVC treatment options may also include beta blockers and other anti-arrhythmic or heart failure medications, intended to reduce VAs. However, studies comparing the efficacy of such treatments have not been conducted. Despite the availability of these treatments, clinical heart failure has been documented in up to 40% of ARVC patients and there remains no approved therapies that address the underlying genetic causes of the disease.

Our Solution

We are developing a potential first-in-class and best-in-class AAV-based gene therapy to deliver a fully functional copy of the human PKP2 gene to the hearts of ARVC patients carrying PKP2 mutations. We believe that delivery of a working PKP2 gene to cardiomyocytes represents a promising treatment that can address the underlying genetic cause of this disease. As the disease is most often caused by haploinsufficiency, expression of a functional PKP2 gene to replace the missing PKP2 protein in cardiomyocytes is expected to restore proper structure and function of the desmosome. This in turn has the potential to slow and even reverse the progression of disease in patients. The PKP2 gene will be delivered using AAV9 capsid with well-established tropism for the heart and expression of the PKP2 protein will be targeted to the heart through use of a cardiomyocyte-specific promoter.

TN-401 Clinical Development Plan

In October 2023, we received clearance of our IND from the FDA to conduct a Phase 1b clinical trial of TN-401 in patients with PKP2 mutation-associated ARVC. We expect to commence patient dosing in RIDGE-1 in the second half of 2024 and have completed all necessary manufacturing of TN-401 to supply the clinical trial.

RIDGE-1 is a multi-center, open-label clinical trial designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-401. The trial will seek to enroll at least six symptomatic (New York Heart Association class I, II or III) adults (ages 18-65) with low titers of AAV9 neutralizing antibodies who have been diagnosed with PKP2-associated ARVC and have an ICD. The primary endpoints for the trial include safety and tolerability, PK (as measured by transgene and mRNA expression via cardiac biopsies at 8 weeks and 52 weeks) and PD (as measured by changes in daily PVCs and non-sustained ventricular tachycardia).

Additional endpoints include frequency of ICD shocks or pacing, frequency of ventricular tachycardia, changes in premature ventricular contractions, imaging biomarkers by echo evaluating structural/hemodynamic changes, plasma biomarkers and patient-reported outcomes. The trial will include a preventative immunosuppressive regimen and close safety monitoring, as well as a 5-year follow-up on safety and efficacy. We expect to assess two dose levels of TN-401 in the trial, starting with 3×1013 vg/kg, a dose associated with near-maximal efficacy in preclinical studies. Three patients are expected to be enrolled in the first dose cohort and will be dosed sequentially, with a pause between patient doses to monitor for safety. An independent safety review following the initial cohort will inform plans for dose escalation to 6×1013 vg/kg, as needed, and/or enrollment of additional patients in the initial cohort. In order to support our development efforts for TN-401, we have initiated RIDGE-1 a global noninterventional study to collect treatment history and seroprevalence to AAV9 antibodies data among ARVC patients who carry pathogenic or likely pathogenic PKP2 gene mutations.

TN-401 has received orphan drug designation from the FDA and orphan medicinal product designation from the EC, and in November 2023, received Fast Track Designation from the FDA.

Preclinical Evidence Supporting TN-401 Clinical Development Plan

We developed a Pkp2 cardiac conditional knockout (Pkp2-cKO) mouse model that simulates key aspects of ARVC including dilation of the right ventricle (RV) and LV, decline in LV heart function, severe ventricular arrhythmia, and early mortality. The onset of symptoms in this model is very rapid and occurs within three weeks after induction of the gene deletion. It is important to note that this Pkp2-cKO model is homozygous with no production of PKP2 protein in cardiomyocytes, resulting in a severity of disease and rate of disease progression that is greater than what is normally observed in most PKP2 patients who are almost all heterozygous for PKP2 gene mutations, and produce less than or equal to 50% of the necessary PKP2 protein. The Pkp2-cKO model is nonetheless useful as it provides important proof of concept for the potentially beneficial in vivo effect of the PKP2 protein replacement via a gene therapy approach.

In preclinical studies, we systemically administered either TN-401 or a mouse surrogate (referred to interchangeably as a “PKP2 gene therapy”) in Pkp2-cKO mice across a range of dose levels from 1×1013 vg/kg to 1×1014 vg/kg and observed similar efficacy utilizing either intervention. The severity and rapid progression of this disease model, combined with the homozygous gene knockout (KO) and near complete loss of PKP2 protein in cardiac tissue, resulted in 100% mortality within 4-6 weeks post induction of KO. This model represents a high bar for demonstration of efficacy with gene therapy, particularly given the slow kinetics (weeks) of AAV-based gene expression and protein production. Nevertheless, whether administered prior to or following disease onset, PKP2 gene therapy demonstrated prevention of disease progression, ultimately culminating in improved survival in both modes of treatment. These improvements in disease state were accompanied by restoration of desmosomes and gap junctions at the molecular and cellular level. All dose levels were well-tolerated.

Specifically, when administered prior to disease onset, PKP2 gene therapy prevented all ARVC disease characteristics in Pkp2-cKO mice including RV enlargement, LVEF decline, ventricular arrhythmias, and adverse fibrotic remodeling. Even when administered after disease onset in this rapidly progressing model, PKP2 gene therapy attenuated LVEF decline with an average 15% (+/- 5.6%) increase in EF versus the vehicle-treated group and attenuated worsening of VA event frequency and severity. Administration of PKP2 gene therapy also supported a near-complete reversal of RV enlargement leading to a restoration of the wild-type level. In either intervention, the beneficial effects of PKP2 gene therapy have been shown to be dose dependent and durable following a single dose lasting the remainder of the Pkp2-cKO mouse model’s natural life span. Survival was also improved in a dose-dependent manner and the effect was sustained for the duration of study; PKP2 gene therapy extended median lifespan from 4.7 weeks to ≥ 50 weeks, regardless of preventative or post-onset dosing.

Our Clinical-Stage Small Molecule Program

While much of our research, development and manufacturing focus is on cardiac conditions for which genetic medicines can address the underlying cause of disease, our target discovery and validation capabilities allow us to pursue modality-agnostic drug discovery efforts.

TN-301: HDAC6 Inhibitor Program for HFpEF

Using our proprietary modality-agnostic drug discovery capabilities, we discovered an HDAC6 small molecule inhibitor for the potential treatment of HFpEF. HFpEF is one of the greatest areas of unmet need in heart disease with more than three million patients in the U.S. for which there are few approved disease-specific treatment options. A complex syndrome, the causes of HFpEF are diverse, but result in a shared pathophysiology with systemic inflammation and metabolic dysfunction leading to hypertrophy, fibrosis, and diastolic dysfunction among other characteristic consequences. The result is high morbidity and mortality in affected individuals. Our product candidate, TN-301, is a differentiated compound with unique chemical structure and high specificity for HDAC6. In 2023 we completed a Phase 1 clinical trial in which TN-301 demonstrated safety and tolerability in healthy participants with dose-proportional pharmacokinetics and robust target engagement. We have also generated robust preclinical evidence of improving many of the hallmarks of HFpEF when utilized alone or in combination with sodium-glucose cotransporter-2 (SGLT2) inhibitors, a relatively new class of medicines that have shown some efficacy in HFpEF. Based on the large HFpEF patient population, we believe that TN-301’s late-stage development and commercialization would best be led by a strategic pharmaceutical partner with the global resources to explore the full potential of the molecule in HFpEF and other indications.

Overview of HFpEF

HFpEF is generally defined as heart failure with an EF greater than or equal to 50%. In patients with HFpEF, the LV is stiffened and does not adequately relax, and increased pressure is needed for the ventricle to properly fill. As a result, blood begins to build up inside the left atrium of the heart and eventually swells into the lungs, veins and tissues of the body. HFpEF is a progressive disease in many patients. Symptoms initially include fatigue, shortness of breath, and edema, resulting in reduced physical activity. Over time, this results in a substantial limitation in activities and impact on quality of life, and patients are at risk of premature death.

Patients with HFpEF represent approximately half of heart failure patients, with prevalence of the disease anticipated to increase by more than 45% by 2030. The increase in HFpEF prevalence is at least in part due to the high overlap of this condition with diabetes and obesity which are also on the rise in the U.S. and globally. At least half of all hospital admissions for heart failure are related to HFpEF and approximately 24% of the HFpEF population is considered to have New York Heart Association Class III or Class IV disease, representing a disease burden that markedly impacts quality of life and limits physical activity. Among patients hospitalized for HFpEF, readmission for heart failure and mortality rates over a five-year period are as high as 40% and 75%, respectively. Historically, HFpEF patients have generally been prescribed therapies for HFrEF, including diuretics, beta-blockers, and ACE inhibitors, in spite of a limited data demonstrating efficacy or improved outcomes. Recently, a class of glucose lowering drugs known SGLT2 inhibitors have demonstrated encouraging evidence of reducing hospitalizations and mortality versus placebo in HFpEF patients, with one such agent approved by the FDA for the treatment of HFpEF. In spite of this recent progress, HFpEF remains one of the greatest unmet needs in cardiovascular medicine.

Our Solution

TN-301 is a small molecule inhibitor of HDAC6 intended for the potential treatment of HFpEF. TN-301 has demonstrated up to 2500-fold preferential selectivity for HDAC6 in contrast to pan HDACs which have been utilized in oncology. We believe that TN-301’s selectivity may reduce the risk of off target effects observed with less selective HDAC6 inhibitors or pan-HDAC inhibition.

Key aspects of HFpEF disease biology include oxidative stress and inflammation, cardiac fibrosis, cardiac hypertrophy, cardiac stiffness, which all result in diastolic dysfunction, and decreased ability of the heart to fill its chambers during contraction. Defects in glucose tolerance and insulin sensitivity and overall defective metabolism have also been proposed to play a role in HFpEF onset and progression due to high overlap between patients with HFpEF population and those suffering from diabetes and obesity.

Our preclinical data is suggestive of a multi-modal mechanism of action that may address these multiple aspects of HFpEF disease. In the preclinical setting, TN-301 was shown to reverse measures of HFpEF, including restoration of LV wall thickness, LV end diastolic pressure, LV relaxation and filling, and LV mass. Treatment with TN-301 also resulted in a trend of decreased lung weight, indicative of improvement in pulmonary congestion consistent with the reduction of filling pressure. In addition, we observed an improvement in glucose tolerance, suggesting that treatment with a selective HDAC6i may have a positive impact on glucose metabolism, as well as reductions of key biomarkers of fibrosis, hypertrophy and cardiac damage, and inflammation.

TN-301 Clinical Development Plan

Building on our preclinical data, we initiated a randomized (3:1), double-blind, placebo-controlled Phase 1 clinical trial to assess the safety and tolerability of escalating oral doses of TN-301 in healthy adult participants. Secondary objectives of the clinical trial included assessment of PK and PD measures. In October 2023, we shared positive data from our Phase 1 clinical trial of TN-301 in healthy participants at the 2023 Heart Failure Society of America (HFSA) Annual Scientific Meeting. The Phase 1 trial enrolled participants in two stages. In Stage 1, participants received single ascending doses (SAD) (1mg – 700mg) and in Stage 2, participants received multiple ascending doses (MAD) (25mg, 100mg and 300mg once daily for 14 days). TN-301 was generally well tolerated across the broad range of doses studied.

PK results showed dose proportional increase in plasma exposure in the SAD and MAD stages of the study with a half-life supportive of once-daily dosing. Increasing TN-301 doses and exposures in both stages of the clinical trial also resulted in corresponding increases in PD effect (as measured by acetylated tubulin). HDAC6 is localized to the cell cytoplasm where it interacts with multiple proteins to coordinate cellular processes and one of its main substrates is tubulin. Inhibition of HDAC6 therefore, results in an increase in acetylated tubulin over baseline. In the Phase 1 clinical trial, acetylated tubulin was evaluated in circulating cells in a robust and reproducible manner. There were no corresponding changes in histone acetylation with TN-301, underscoring the selectivity of TN-301 for HDAC6 and potentially reducing the risk of off target effects observed with less selective

HDAC6 inhibitors or pan-HDAC inhibition. Most adverse events were gastro-intestinal related, occurred with similar frequency in the placebo group and did not increase as doses of TN-301 increased.

Given the encouraging safety profile, potential for once-daily dosing and robust target engagement observed, we believe the results from the Phase 1 clinical trial of TN-301 provide early evidence of a suitable profile for the treatment of HFpEF and warrant further testing in HFpEF patients.

Comparison with SGLT2 Inhibitors

In order to test our selective HDAC6 inhibitor, we conducted a comparison study with empagliflozin, an SGLT2 inhibitor approved for HFpEF in a proprietary mouse model of disease using a combination of high fat diet (60%) and Nω-nitrol-arginine methyl ester (L-NAME, 0.5 g/L) to recapitulate systemic and cardiovascular features of HFpEF in humans. In the study, empagliflozin behaved as anticipated based on the data generated from large clinical trials providing validation of our mouse model. TYA-018, a structurally and functionally equivalent compound to TN-301 used for preclinical testing, improved glucose tolerance, reduced LV mass and diastolic pressure, and increased diastolic function with comparable efficacy, suggesting that preclinical results may translate to the clinic. More recently, using a validated mouse model of disease, we demonstrated that HDAC6 inhibition co-administered with empagliflozin demonstrated additive benefit compared to either agent alone improving several measures of heart function. Taken together, these data support the potential for TN-301 to be used either alone or in combination with SGLT2 inhibitors, as a potential treatment for patients with HFpEF.

Potential Indications for HDAC6 Inhibitors Beyond HFpEF

Data from preclinical studies evaluating TN-301 as a treatment for HFpEF suggest that there may also be a role for TN-301 in the treatment of sub-populations of patients with obesity, diabetes or metabolic syndrome, as well as potentially in sub-populations of patients with dilated cardiomyopathy (DCM) where there is strong alignment between the multi-modal mechanism of action of TN-301 with the pathophysiology of the HFpEF disease.

In addition to improvements in glucose metabolism associated with TN-301 treatment in HFpEF mouse models, treatment with TN-301 also led to improvements in glucose tolerance (after a single dose) and insulin sensitivity (after once daily dosing for four weeks) in a diet-induced obesity (DIO) mouse model. A single dose of TN-301 in the DIO model was also associated with a significant reduction in inflammatory markers in adipose tissue, which are thought to be linked to glucose tolerance and insulin sensitivity.

Our small molecule HDAC6 inhibitors were initially discovered and validated as having cardioprotective qualities in preclinical studies of a rapidly worsening mouse model of BAG3 mutant DCM. In this model, treatment resulted in a greater than 20% improvement in EF after eight weeks of treatment relative to controls. These initial data support the potential of TN-301 as a potential treatment for DCM, a form of cardiomyopathy characterized by an enlarged and weakened left ventricle. Collectively, these data are supportive of a role for HDAC6 inhibition in multiple indications beyond HFpEF.

Next Steps in TN-301’s Development

Given the extensive preclinical data generated and the positive Phase 1 clinical trial results, we are encouraged by TN-301’s emerging therapeutic profile as a potential differentiated treatment for HFpEF. We believe that TN-301 will best be advanced into efficacy studies by a well-resourced partner.

Our Integrated Capabilities

Foundational to our research and drug discovery efforts are our proprietary integrated capabilities that collectively support discovery of novel targets, in vitro optimization and lead validation, in vivo characterization, rapid product development, precise product delivery, and efficient production.

We believe integration of these in-house capabilities provides us with several advantages and differentiates our efforts relative to other drug discovery companies, especially for gene therapy drug development. For example, we believe the application of our capsid engineering and promoter design and delivery expertise may enable us to overcome the limitations faced by prior cardiac gene therapy approaches by enabling more precise delivery and more robust gene expression and lowering the risk of off-target effects. Leveraging our extensive in-house capabilities, we are able to take a competitively advantageous approach to target identification and validation and preclinical characterization of each of our prospective candidates, which we believe provides us with deeper insights, shortened product development cycles, reduced scientific risks and improved probability of technical and regulatory success for our product candidates. Ultimately, we believe our differentiated capabilities can support development of product candidates that, if approved, could address the high unmet need of patients with heart diseases. Our core internal capabilities include disease models, capsid engineering, promoters and regulatory elements, drug delivery and manufacturing, each described in more detail below:

Disease Models

We have internalized the ability to create and integrate proprietary in vitro and in vivo models within our research organization, which allows us to simulate human heart disease phenotypes. This creates significant value to the organization, as existing models of human heart disease may not be adequate to assess the efficacy or safety of novel therapies. Our disease modelling capabilities serve to facilitate the discovery of new leads and to characterize the activity of existing leads as we move through preclinical development.

In Vitro: For our in vitro human iPSC-cardiomyocyte (iPSC-CM) disease models, we use multiple methods to induce phenotypes within cell lines that simulate human diseases and then use these models for high throughput target identification and drug discovery. Specifically, we have implemented three primary approaches to model human heart disease: (i) short interfering ribonucleic acid (siRNA) constructs to silence specific genes of interest in human iPSC-CMs; (ii) CRISPR-based gene editing approaches to create isogenic human iPSC-cell lines where specific genes have been altered; and (iii) iPSCs derived from patients with severe heart disease. We have developed our own high throughput imaging analyses technologies, known as TAMARACK and PORCUPINE, to characterize the impact of drug leads directly on cardiomyocytes and cardiac fibroblasts. Taken together, our advancements in disease modeling, including our practice of characterizing targets using three-dimensional human engineering heart tissues, our ability to produce human iPSC-CM’s reliably and at an increasing scale, our use of immunostaining, high-resolution imaging and our application of imaging and machine learning algorithms to support high-throughput phenotypic screening, enhance our ability to both identify and characterize potential product candidates early in the discovery process.

In Vivo: For our in vivo disease models, we have a dedicated onsite in vivo pharmacology group and vivarium, where we have established approximately 20 rodent heart disease models. We can dose with gene therapies as well as small molecules or biologics. We also have the ability to perform heart surgeries on these rodent models and use blinded echocardiography-based imaging techniques to assess the impact of our therapies under development. The internalization of these capabilities greatly reduces our reliance on external CROs and academic organizations and significantly increases the speed and consistency with which we can iterate on product prototypes, generate data and formulate insights on our product candidates. We also work with established CROs for research efforts involving large animal models, including for efficacy studies and evaluation of drug delivery methods. Through these efforts we have developed important insights into the advantages and limitations of specific models and have learned how to optimize the design of our experiments. This insight influences our preclinical drug development strategies and our discussions with regulatory agencies.

We believe our success will be supported by the know-how we are developing and the proprietary integration of these disease models across our programs.

Capsid Engineering

We believe selection of the right capsid for optimal delivery and safety of genetic medicines can make a profound difference in patient safety, therapeutic efficacy, manufacturing productivity and cost of goods. For our initial pipeline programs, we elected to use AAV9 as the capsid due to its clinically established safety and cardiac tropism and proven manufacturability. As part of our early product design efforts, we tested AAV9 alongside several other capsids for tropism to cardiomyocytes and for resulting mRNA and protein expression, and in our hands AAV9 proved to be superior to other available capsids. This work contributed to the selection of AAV9 for use with TN-201 and TN-401, and also contributed to the foundations of our novel capsid engineering efforts.

Our goal is to discover, design, and develop novel cardiac-tropic AAV capsids with superior attributes in order to enable more precise targeting of heart cells and to improve the safety profile of our product candidates by reducing tropism for other organs, particularly the liver. We also believe that using capsids that more specifically target one cell type over another can also help lower cost of goods for our future product candidates by lowering doses while increasing efficacy. To achieve our goals related to capsid engineering, we have established in-house

AAV capsid engineering capabilities and have designed and screened over one billion variants from diverse, proprietary libraries to discover, design, and develop novel capsids to support our programs.

Our approach includes the use of diverse screening methods across a variety of in vitro, in vivo, and in silico libraries to enable our ability to identify novel capsids, followed by the application of broad criteria for the selection of novel capsids, including improved tropism for the heart compared to other organs, with a particular interest in de-targeting the liver; improved transduction of specific heart cell types; lower susceptibility to neutralizing antibodies; and comparable manufacturing in both HEK293- and Sf9/rBV-based manufacturing systems. We then evaluate these novel capsids to identify ones that can outperform the relevant parental capsids, which may vary depending on the intended use.

Through these efforts, we have discovered proprietary capsids with superior performance over parental variants across multiple species. These next-generation capsids have improved tropism for the heart compared to other organs and even for specific cells within the heart; improved transduction and expression within the heart cells; and lower susceptibility to neutralizing antibodies. In fact, as compared to AAV9, several novel capsids identified have equivalent transduction in the heart and lower transduction of the liver and a better ability to evade human neutralizing antibodies We have also generated additional data that demonstrate that certain of these capsids have a greater ability to improve heart function compared to AAV9 in specific disease models.

Overall, these data provide important proof of concept of the potential utility of capsid engineering. We believe our capsid engineering efforts will be critical in supporting the successful clinical development of future product candidates and enabling those product candidates, if approved, to reach more patients.

Promoters and Regulatory Elements

We have created novel promoters and regulatory elements that support our gene therapy and cellular regeneration programs by controlling the expression of genes within the cells. We use these innovations, which are essential to the success of gene therapy, to help ensure more precise and more robust expression of therapeutic payloads in the different cell types of the heart as compared to what can be achieved with currently available methods. We believe our innovations can support successful clinical development in part by improving the efficacy and safety profile of our product candidates.

Illustrative examples of our innovations in this area include:

•
Heart specificity: We have developed cardiac-specific promoters that enable more selective and robust expression in the heart as compared to other organs. For example, during optimization of TN-201, we developed a cardiomyocyte-specific promoter, TNP-CM1, with improved performance attributes as compared to the standard cTnT promoter. In vitro and in vivo analyses confirmed that TNP-CM1 significantly increased expression of the MYBPC3 gene compared to what can be achieved with the standard cTnT promoter. In addition, in a mouse model we observed 1000-fold selectivity of expression in cardiac tissue relative to other tissues, including skeletal muscle, brain and liver.
•
Cell specificity: We have also developed a proprietary combination of regulatory elements that enable more optimal and selective expression in one cell type in the heart compared to others. For example, we have discovered ways to optimize the robust co-expression of two protein-coding genes and one micro-RNA gene delivered within a single AAV in cardiac fibroblasts, as well as how to use specific micro-RNA binding sites to silence the translation of those same genes in both existing cardiomyocytes as well as newly created cardiomyocytes, which may support higher efficacy and provide a safety benefit and reduce the chance for off-target effects, respectively.
•
Tunable gene expression: We have also developed a spectrum of novel promoters to titer the expression of genes within cardiomyocytes, by combining various combinations of enhancer elements from different cardiomyocyte selective genes. These efforts have enabled us to achieve higher expression in certain disease models than what can be achieved with a standard cTnT promoter.

Drug Delivery

Delivery of drugs to the heart is widely considered to be an important challenge to successful translation of cardiac gene therapy and regenerative medicines into approved products. Delivery methods vary significantly in terms of degree of invasiveness, distribution of therapy around the heart, degree of therapy uptake into the heart, technical difficulty of administration, and clinical relevance and experience. The diversity of programs in our current pipeline necessitates the use of different delivery methods. Therefore, we are actively exploring different routes of administration as well as different infusion- or injection-based catheters to support more targeted delivery and more efficient uptake of therapies based on viral vectors. We believe our discoveries in drug delivery can widen the therapeutic index of our product candidates by reducing the dose required for a therapeutic benefit.

For our gene therapy product candidates, including TN-201 and TN-401, we generally need broad distribution across the heart tissue that is more suited to infusion-based approaches. By contrast, for other gene therapy programs, we need more precise delivery into the heart tissue directly around a scar area of the LV in a way that is more suited to injection-based approaches. For example, to support our early-stage program focused on cardiac regeneration, we developed a novel transendocardial injection catheter for more precise delivery of therapeutic payloads around the scar area that is formed after heart attack, but in a way that is minimally invasive and would not require heart surgery.

We believe our capsid engineering efforts will be critical in supporting the successful clinical development of future product candidates and enabling those product candidates, if approved, to reach more patients.

Manufacturing

Our strategy is to have complete ownership of our process development, analytical development, manufacturing and quality control (QC). Maintaining internalized manufacturing increases our understanding of the attributes of our drug substance and drug product, enables continuous process improvement, consistency (quality and productivity) and supports manufacturing requirements for clinical development and commercialization. The resulting innovation and insights are expected to apply not only for rare populations, but also for more prevalent indications, and allows us to be a partner of choice in strategic drug development partnerships and with early-stage academic programs. Overall, the internalization of manufacturing efforts provides us with know-how that yields several advantages that allow us to be in a better position to support our future capacity expansion needs or swiftly transfer technology know-how to CDMOs to achieve sourcing for product candidates across multiple third parties for risk mitigation purposes.

•
Vector core: We have established vector production to support early research involving both parental and novel AAV capsids up to the 50L scale. We have also established the necessary process development expertise to support comparable product efficacy in both HEK293-based and Sf9/rBV-based manufacturing systems for both existing AAV serotypes as well as for novel capsids discovered from our capsid engineering efforts.
•
Manufacturing Technology Development Center (MTDC): Co-located with our research labs in the San Francisco Bay Area, we have established in-house operations at the 200L scale to support all non-clinical studies including those involving large animal models under Good Laboratory Practice (GLP) regulations. We rely on our MTDC for assay development and technology transfer to our dedicated cGMP facility. Our production at this scale has been at yields and with full/empty capsid ratios that compare favorably to industry standards.
•
Genetic Medicines Manufacturing Center (GMMC): Our GMMC is a dedicated cGMP facility for AAV drug product manufacturing that is strategically located in the San Francisco Bay Area. The facility operates at the 1000L scale to support all clinical development activities from first-in-human (FIH) clinical trials through to late-stage development, as well as initial commercialization, if regulatory approval is obtained. It uses a modular design that will support scale-out and/or scale-up of manufacturing capacity in response to evolving business needs.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property. We believe our scientific know-how, core internal capabilities and experience provides us with competitive advantages. However, we face substantial competition from many different sources, including large and specialty pharmaceutical companies and biotechnology companies, academic research institutions and governmental agencies, and public and private research institutions. Any product candidate we develop and commercialize will have to compete with existing therapies, as well as therapies currently in development or that may be developed in the future.

Due to the depth and diversity of our pipeline, we may face competition from a variety of companies, including:

TN-201: We believe the principal competition for TN-201 will be programs that address the underlying genetic cause of MYBPC3-associated HCM. Based on publicly available data, we don’t believe any such treatments have received approval from a regulatory agency or reached clinical development. Notwithstanding, we believe BioMarin and DiNAQOR’s BMN-293 for treating the underlying cause of MYBPC3-associated HCM may initiate clinical development in the near term. We may also face competition from treatments for both nHCM and oHCM, including Bristol Myers Squibb’s myosin inhibitor Camzyos approved for oHCM. There are also several other programs in clinical development for HCM, including Cytokinetics’ Aficamten.

TN-301: We believe that the principal competition for TN-301 in HFpEF includes agents approved in the U.S. and/or Europe for the treatment of HFpEF, including Novartis’ Entresto and Eli Lilly and Boehringer Ingleheim’s SGLT2 inhibitor, Jardiance and Astra Zeneca’s SGLT2 inhibitor, Farxiga. While there are no approved HDAC6 inhibitors for cardiovascular indications, HFpEF clinical development is an area of robust investment and multiple additional agents for the treatment of HFpEF are in clinical development.

TN-401: We believe the principal competition for TN-401 will be programs that address the underlying genetic cause of PKP2-associated ARVC. Based on publicly available data, we don’t believe any such treatments have received approval from a regulatory agency. However, there are several programs in clinical development for treating the underlying cause of PKP2-associated ARVC, including Rocket Pharmaceutical’s RP-A601, Lexeo Therapeutics’ LX2020, and BioMarin’s BMN-365. We may also face competition from therapies and medical devices directed to treat the symptoms of ARVC.

For information regarding the risks related to competition, see “Risk Factors—Risks Related to the Discovery Development, Manufacturing and Commercialization of Our Product Candidates.”

Intellectual Property

Our success depends in part on our ability to obtain and maintain intellectual property protection for our product candidates, technology, manufacturing processes and know-how, to operate without infringing, misappropriating or otherwise violating the intellectual property or other proprietary rights of others and to prevent others from infringing, misappropriating or otherwise violating our intellectual property or other proprietary rights. To protect our intellectual property rights, we primarily rely on patent and trade secret laws, confidentiality procedures, and agreements, including employee disclosure and invention assignment agreements. Our policy is to seek to protect our proprietary position by, among other methods, pursuing patent applications in the U.S., European Union (EU) and other select jurisdictions related to our proprietary technology, inventions, improvements and product candidates that are important to our business. Our patent portfolio is intended to cover our product candidates and components thereof, their methods of use and processes for their manufacture, medical devices and systems for their administration, our proprietary reagents and assays and any other inventions that are commercially important to our business.

Each of our lead product candidates is covered by at least one or more issued U.S. patents, which are described below. We also have numerous pending patent applications, and will continue to file new patent applications, in the U.S., the EU and other select countries covering our lead product candidates, as well as our early-stage programs in preclinical development. Beyond these issued patents and pending patent applications, our owned and exclusively licensed patent portfolio also covers various aspects of our core capabilities, including our gene delivery expression cassettes and vectors, recombinant capsid proteins, gene editing technology, manufacturing processes and medical devices.

TN-201: With regard to TN-201, we own three issued U.S. patents covering a recombinant adeno-associated virus (rAAV) virion whose vector genome encodes MYBPC3 and methods of using the same for treating cardiomyopathy, one pending non-provisional U.S. patent application, and twenty-six pending foreign patent applications. Any U.S. or foreign patents issued from the pending patent applications are expected to expire in 2041, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account. The issued U.S. patents and pending U.S. non-provisional patent applications are directed to various aspects of TN-201, including MYBPC3 gene expression cassettes, rAAV vectors, rAAV viral genomes and methods of using such compositions for therapeutic indications.

TN-301: With regard to TN-301, we own one issued U.S. patent, one allowed U.S. application, one pending non-provisional U.S. patent application and thirty pending foreign patent applications. Any U.S. or foreign patents issued from these pending patent applications are expected to expire in 2040, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account. The pending patent applications cover TN-301 and various analogs. We also own two patent families that cover methods of treatment of various diseases and disorders with TN-301 and its analogs, with a total of three pending non-provisional U.S. patent applications and thirty-nine foreign patent applications. Any U.S. or foreign patents issued from the pending applications are expected to expire in 2042, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account. We also own one patent family that covers additional HDAC6i compounds, with one pending non-provisional U.S. patent application and three pending foreign patent applications. Any U.S. or foreign patents issued from these pending patent applications are expected to expire in 2040, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account.

TN-401: With regard to TN-401, we own one issued U.S. patent, four pending U.S. non-provisional patent applications, one issued foreign patent, and twenty six foreign patent applications. Any U.S. or foreign patents issued from the pending patent applications are expected to expire by 2041, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees and without taking potential patent term extensions or adjustments into account. These patent applications are related to proprietary PKP2 gene expression vectors and methods of use. We own one pending PCT patent application and two foreign patent applications related to PKP2 therapeutic treatment methods. Any U.S. or foreign patents issued from national stage filings of this PCT patent application or the pending foreign patent applications are expected to expire in 2043, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account. We own one pending PCT patent application and two foreign patent applications related to capsids for PKP2 therapy and methods of use. Any U.S. or foreign patents issued from national stage filings of this PCT patent application or the pending foreign patent applications are expected to expire in 2043, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account. We own two pending U.S. provisional patent applications related to methods for modulating gene expression. Patents claiming priority to these U.S. provisional patent applications are expected to expire in 2044, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account. We own one pending non-provisional U.S. patent application related to methods for treating arrhythmogenic right ventricular cardiomyopathy. A U.S. patent issuing from this patent application is expected to expire in 2040, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account.

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

Manufacturing

We rely on a combination of our internal manufacturing capabilities as well as on external CDMOs for the manufacture of the drug substance and/or drug product of our portfolio programs and intend to continue to utilize this strategy as our programs progress through various stages of clinical development and eventually to commercialization, if approved.

AAV Manufacturing

Supported by in-licensed and internally developed manufacturing technologies, we have fully integrated and internalized AAV manufacturing capabilities to support product candidates emerging from our product pipeline that utilize AAV for delivery. In addition, we have established a Quality Management System to oversee our GxP operations, including cGMP, GLP and Good Clinical Practice (GCP).

Our Manufacturing Technology Development Center, or MTDC, includes a Vector Core, upstream and downstream process development labs, as well as assay development and QC capabilities, and is co-located with our research labs in the San Francisco Bay Area. The MTDC does non-GMP work and operates at the shake flask, 50L, and 200L scales to support all non-clinical studies including, IND-enabling efficacy, pharmacology, toxicology, and biodistribution studies involving both small and large animal models. We also rely on the MTDC for technology transfer of our proprietary processes to our GMMC, a dedicated cGMP facility for AAV drug substance and drug product manufacturing strategically located in the San Francisco Bay Area.

Our Genetic Medicines Manufacturing Center, or GMMC, facility has the ability to operate at the 200L and 1000L scales to support clinical development activities from FIH clinical trials through to late-stage development, as well as initial commercialization, if regulatory approval is obtained. We utilized the GMMC to produce drug product for our FIH clinical trials for both TN-201 and TN-401. We customized approximately half of the 94,000 square foot GMMC facility using a modular design that could support our ability to scale-out and/or scale-up of manufacturing capacity in response to evolving needs, including future potential clinical and commercial production needs.

In addition to our internal cGMP manufacturing capabilities, we have also negotiated and entered into master service agreements with multiple CDMOs for additional AAV manufacturing and filling capacity and related risk mitigation. Additionally, we will rely on third parties for certain manufacturing of ancillary materials and release assays, for which we have already secured or intend to secure dual-sourced capacity.

Small Molecule Manufacturing

To optimize our use of resources, we work with CDMOs for our small molecule programs.

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
•
FDA review and approval of the BLA or NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the biologic or small molecule therapeutic in the United States; and
•
Compliance with any post-approval requirements, including the potential requirement to implement risk evaluation and mitigation strategies (REMS), and the potential requirement to conduct post-approval studies.

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

Under the Prescription Drug User Fee Act (PDUFA), as amended, each BLA or NDA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s FY 2024 fee schedule, effective through September 30, 2024, the user fee for an application requiring clinical data, such as a BLA or NDA, is approximately $4 million. PDUFA also imposes an annual program fee for each marketed human prescription drug product ($416,734 in 2024) and an annual establishment fee on facilities used to manufacture prescription biologics or small molecular drug products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs or NDA for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

Additionally, a drug product may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drug products, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as fast-track designation, plus intensive guidance from the FDA to ensure an efficient drug development program. Fast track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process. Depending on other factors that impact clinical trial timelines and development, such as our ability to identify and onboard clinical sites and rates of study participant enrollment and drop-out, we may not realize all the benefits of these expedited or accelerated review programs. For accelerated approval, the FDA has the authority to specify conditions for post approval study requirements and can withdraw a product on an expedited basis for noncompliance with post-approval requirements.

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

Abbreviated NDA Pathway for Generic Drug Products

The Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as “the Hatch-Waxman Act,” established abbreviated FDA approval procedures for drugs that are shown to be bioequivalent to drugs previously approved by the FDA through its NDA process, which are commonly referred to as the “innovator” or “reference” drugs. Approval to market and to distribute these bioequivalent drugs is obtained by filing an abbreviated NDA (ANDA) with the FDA. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredients (API), drug product formulation, specifications, stability, analytical methods, manufacturing process validation data, QC procedures and bioequivalence. Rather than demonstrating safety and effectiveness, an ANDA applicant must demonstrate that its product is bioequivalent to an approved reference drug. In certain situations, an applicant may submit an ANDA for a product with a strength or dosage form that differs from a reference drug based upon FDA approval of an ANDA Suitability Petition. The FDA will approve an ANDA Suitability Petition if it finds that the product does not raise questions of safety and efficacy requiring new clinical data. ANDAs generally cannot be submitted for products that are not bioequivalent to the referenced drug or that are labeled for a use that is not approved for the reference drug. Applicants seeking to market such products can submit an NDA under Section 505(b)(2) of the FDCA with supportive data from clinical trials.

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

A combination product with a biologic product candidate as the primary mode of action generally would be reviewed and approved pursuant to the biologic approval processes under the FDCA. In reviewing the BLA application for such a product, however, FDA reviewers in the Center for Biologics Evaluation and Research could consult with their counterparts in the device center to ensure that the device component of the combination product meet applicable requirements regarding safety, effectiveness, durability and performance. In addition, under FDA regulations, combination products are subject to cGMP requirements applicable to both biologics and devices, including the Quality System Regulations (QSR) applicable to medical devices. Further, in February 2024, the FDA issued a final rule replacing the QSR with the Quality Management System Regulation (QMSR) which incorporates by reference the quality management system requirements of ISO 13485:2016. The FDA has stated that the standards contained in ISO 13485:216 are substantially similar to those set forth in the existing QSR. This final rule does not go into effect until February 2026.

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

510(k) clearance process

To obtain 510(k) clearance, a pre-market notification is submitted to the FDA demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976, for which the FDA has not yet required the submission of a Premarket Approval

Application (PMA). The FDA’s 510(k) clearance process may take three to twelve months from the date the application is submitted and filed with the FDA, but may take longer if FDA requests additional information, among other reasons. In some cases, the FDA may require clinical data to support substantial equivalence. In reviewing a pre-market notification submission, the FDA may request additional information, which may significantly prolong the review process. Notwithstanding compliance with all these requirements, clearance is never assured.

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

PMA approval process

The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by the FDA, can take several years or longer. The applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness, including information about the device and its components regarding, among other things, device design, manufacturing, and labeling. PMA applications are subject to an application fee. In addition, PMAs for medical devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the QSR, or QMSR when it comes into effect, which imposes extensive testing, control, documentation, and other Quality Assurance and GMP requirements.

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

U.S. Data Privacy and Security Laws

In the United States, a broad variety of laws, rules, regulations and standards relating to privacy, data protection and information security may apply to our activities, such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (CCPA)), state health information privacy laws, and federal and state consumer protection laws. The CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use, sharing and retention practices, provides California residents with data privacy rights (including the ability to opt out of certain disclosures of personal information including for certain advertising purposes), imposes operational requirements for covered businesses, provides for significant civil penalties for violations as well as a private right of action for certain data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities, depending on their interpretation. Other states have enacted laws similar to the CCPA that are either in operation or slated to go into operation over the next three years, and other state legislatures are currently considering, and may pass, their own comprehensive data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements, and laws in all 50 states require businesses to provide notice to customers whose personal data has been disclosed as a result of a data breach. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigation and compliance, allow private class-action litigation and carry significant potential liability for our business. For more information, see “Risk Factors— Risks Related to Regulatory Approval and Other Legal Compliance Matters.” We are subject to stringent laws, rules, regulations, policies, industry standards and contractual obligations regarding data privacy and security and may be subject to additional laws and regulations in jurisdictions into which we expand. Many of these laws and regulations are subject to change and reinterpretation and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or other harm to our business.

U.S. Patent-Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of any future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA or

NDA plus the time between the submission date of a BLA or NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The United States Patent and Trademark Office (USPTO), in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA or NDA. However, there can be no assurance that our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustments to the terms of any patents we may own or in-license in the future.

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

European Union Drug Development

Recently enacted Clinical Trials Regulation EU No 536/2014 (the Regulation), which went into application on January 31, 2022, replaces the Clinical Trials Directive No. 2001/20/EC and aims to harmonize the processes for assessment and supervision of clinical trials throughout the European Union. Under the Regulation, clinical trial sponsors can use the Clinical Trials Information System (CTIS) from January 31, 2022, but are not required to use it immediately, in line with a three-year transition period. CTIS publishes certain clinical trial information on a searchable public website and supports the flow of information and interactions between clinical trial sponsors and regulatory authorities in European Union Member States, European Economic Area countries, and the EC.

EU Drug Review and Approval

In the European Economic Area (EEA), which is comprised of the 27 Member States of the European Union (including Norway and excluding Croatia), Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization (MA). There are two types of Marketing Authorizations:

•
The Community MA is issued by the EC through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use (CHMP), of the European Medicines Agency (EMA), and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or for products that are in the interest of public health in the European Union.
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

Foreign Data Privacy and Security Laws

Outside of the United States, legal requirements relating to the collection, storage, processing, and transfer of personal data continue to evolve. For example, in the EU, the General Data Protection Regulation (GDPR) requires data controllers to implement stringent operational requirements for processors and controllers of personal data, including transparent and expanded disclosure to data subjects about how their personal data is to be used, limitations on retention of information, mandatory data breach notification requirements, and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. We are also subject to the UK GDPR, which implements the GDPR in the UK post-Brexit. Failure to comply with the GDPR or UK GDPR may result in fines up to €20,000,000 (£17.5 million in the UK) or 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. The GDPR and UK GDPR have increased our responsibility and liability in relation to personal data that we may process, and we may be required to implement additional measures in an effort to comply with the GDPR and UK GDPR and with other laws, rules and regulations in the EEA, United Kingdom (UK) and Switzerland relating to privacy and data protection. If our efforts to comply with GDPR and UK GDPR or other applicable foreign laws, rules and regulations are not successful, or are perceived to be unsuccessful, it could adversely affect our business. For more information, see “Risk Factors—Risks Related to Regulatory Approval and Other Legal Compliance Matters.” We are subject to stringent laws, rules, regulations, policies, industry standards and contractual obligations regarding data privacy and security and may be subject to additional laws and regulations in jurisdictions into which we expand. Many of these laws and regulations are subject to change and reinterpretation and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or other harm to our business.

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

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability and requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and enlarging the population potentially eligible for Medicaid drug benefits. Further, under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Moreover, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, impose limitations on drug price increases and reform government program reimbursement methodologies for drug products.

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

In August 2022, Congress passed the Inflation Reduction Act of 2022 (IRA), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of such judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear.

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

Human Capital Resources

As of December 31, 2023, we had 140 full-time employees. Of the full-time employees employed as of December 31, 2023, 104 engaged in research, development and technical operations. 34 of such employees hold Ph.D. or M.D. (or foreign equivalent) degrees and 10 hold other professional degrees such as a J.D. or M.B.A. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We focus on employee engagement and consider our relationship with our employees to be good, in part as measured by relatively high scores from employee surveys.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. In addition, we provide a variety of programs and services to help employees meet and balance their needs at work, at home and in life, including a healthcare, insurance and other benefit plans. We regularly assess our benefit programs, employee engagement and turnover, recruitment initiatives, workforce diversity and other matters relevant to human capital management and review those results with our board of directors on a periodic basis.

We are an equal opportunity employer and maintain policies that prohibit unlawful discrimination based on race, color, religion, gender, sexual orientation, gender identity/expression, national origin/ancestry, age, disability, marital and veteran status. We employ a diverse workforce that, as December 31, 2023, was approximately 65% non-white and 55% women based on our employees’ voluntary self-identification. We strive to create a collaborative culture that fosters internal engagement around our company and our mission to discover, develop and deliver curative therapies that address the underlying drivers of heart disease.

We are committed to advancing diversity and inclusion (D&I) in our workforce and have a D&I Committee dedicated to promoting and advancing diversity, equity, and inclusion initiatives. We acknowledge that diversity in thought, experience, background, and culture makes our science and our community stronger. Our mission is to foster and create a unique culture where belonging and empowerment are at the forefront of our community. We advocate for diverse perspectives and encourage employees to be authentic, inclusive, and respectful to each other. We discourage behaviors that do not have a positive impact on our community or support our mission to discover, develop, and deliver curative therapies that target the underlying causes of heart disease.

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

We make available free of charge on or through our website our Securities and Exchange Commission (SEC) filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a site on the worldwide web that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

Risk Factors Summary

Our ability to execute on our business strategy is subject to a number of risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:

•
We are early in our development efforts, with a limited operating history, and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and future viability.
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
•
We require substantial additional capital to finance our operations, which if available, may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.
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
•
Due to our limited manufacturing experience there can be no assurance that we will be able to successfully manufacture product candidates to support our clinical development and commercialization plans.
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

Risks Related to Our Financial Position, Need for Additional Capital and Limited Operating History

We are early in our development efforts, with a limited operating history and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and likelihood of success and future viability.

We have limited experience conducting clinical trials, have no products approved for commercial sale and have not generated any revenue. We are developing therapies that address the underlying drivers of heart disease, which is an unproven and highly uncertain undertaking and involves a substantial degree of risk. Since our inception, we have devoted substantially all of our focus and financial resources to identifying and developing product candidates, conducting preclinical studies and clinical trials, developing our internal capabilities, acquiring technology, organizing and recruiting management and technical staff, business planning, establishing our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. We have not yet demonstrated our ability to successfully complete any late-stage clinical trials, obtain marketing approvals, manufacture a late stage clinical- or commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for investors to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

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

We have incurred significant net losses since our inception, have not generated any product revenue to date and have financed our operations principally through issuances of our stock. As of December 31, 2023, we had an accumulated deficit of $403.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs, manufacturing activities and from general and administrative costs associated with our operations. Our product candidates will require substantial additional development time and resources before we will be able to apply for regulatory approvals and, if approved, begin generating revenue from product sales. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance, particularly since we expect our expenses to increase if and when our product candidates progress through late-stage clinical development, where costs may increase significantly. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital, our ability to fund the development of our product candidates and our ability to achieve and maintain profitability and the performance of our stock.

Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery, development and commercialization of our product candidates, if approved.

Our business depends on the successful research, development, manufacturing, regulatory approval and commercialization of product candidates that we discover. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve several objectives, including:

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
•
establishing and maintaining relationships with CROs and clinical sites for the clinical development of our product candidates;
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
•
entering into, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates and to meet our obligations set forth under such arrangements;
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

We require substantial additional capital to finance our operations, which, if available, may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.

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

As of December 31, 2023, we had $104.6 million in cash, cash equivalents and investments in marketable securities. We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our preclinical development programs, platforms, manufacturing activities, ongoing or planned clinical trials or future commercialization efforts.

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

Within the broader genetic medicine field, very few therapeutic products, including those that utilize AAV-mediated gene transfer, have received marketing authorization from the FDA, EMA or comparable foreign regulatory authorities. No AAV-based gene therapies have yet been approved for the heart, much less therapies for the heart using novel capsids or promoters or delivery methods. It is therefore difficult to determine how long it will take, how much it will cost, or how likely it will be to obtain regulatory approvals for our product candidates in the U.S., EU or other jurisdictions.

The regulatory requirements that will govern any novel gene therapy product candidate we develop are not entirely clear, have changed over time and are subject to further change. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Changes in the regulatory authorities’ data requirements and risk mitigation methods, including requirements resulting from safety concerns raised by regulatory authorities in clinical programs of unrelated companies in the gene therapy and cardiovascular fields in general, could have a material impact on our clinical development, increase our costs, and delay or preclude regulatory approval of our product candidates. Moreover, there is substantial overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the U.S., the FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research (CBER) to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review.

Our product candidates will need to meet safety and efficacy standards applicable to any new biologic under the regulatory framework administered by the FDA. In addition to FDA oversight and oversight by IRBs, under guidelines promulgated by the National Institutes of Health (NIH), gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee (IBC), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many clinical study sites receive NIH funding and many companies and other institutions not otherwise subject to the NIH guidelines voluntarily follow them. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.

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

Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and its ultimate outcome is uncertain. We cannot guarantee that any of our preclinical studies or clinical trials will be initiated, conducted or completed on schedule or as planned, or at all. Failure can occur at any stage of testing. Such failure may result from a multitude of factors, including, among other things, flaws in study design, dose selection issues, placebo effects, patient enrollment criteria, novel assay design and failure to demonstrate favorable safety or efficacy traits, which could delay or prevent the submission of an IND or CTA, initiation of a clinical trial, receipt of marketing approval or our ability to commercialize our product candidates, or require us to suspended or terminate further development of our product candidates. Moreover, the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. For example, our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. As a result, we cannot assure you that any preclinical studies, clinical trials or post-marketing studies that we conduct will demonstrate consistent or adequate efficacy and safety to support marketing approval.

Further, FDA and other regulatory authorities may implement new policies and regulations on clinical trials. For example, the EU Clinical Trials Regulation (CTR), which repealed the EU Clinical Trials Directive, became applicable on January 31, 2022, and provided a three-year transition period. The CTR streamlined the processes for applying for authorization and supervision of clinical trials in the EU. Any clinical trial we initiate in the EU in the future will become subject to the provisions of the CTR. Compliance with the CTR requirements by us, our collaborators and third-party service providers, such as contract research organizations, may increase our clinical trial costs and impact the timeline of our development plans. If we are slow or unable to adapt to changes in clinical trial requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be negatively impacted.

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
•
receipt of feedback from regulatory authorities that requires us to modify the design of our preclinical or clinical trials;
•
preclinical study or clinical trial observations or results that require us to modify the design of our clinical trials;
•
negative or inconclusive preclinical study or clinical trial results that may require us to conduct additional preclinical studies or clinical trials or abandon certain research and/or drug development programs;
•
extended IRB, IBC and/or EC review process, or inability to obtain approval from one or more of these committees;
•
the number of patients required for clinical trials being larger than anticipated, enrollment in these clinical trials being slower than anticipated, participants dropping out of these clinical trials at a higher rate than anticipated, or more patients failing to meet eligibility criteria than anticipated;

•
any failure or delay in reaching an agreement with CROs and clinical trial sites;
•
the suspension or termination of our clinical trials, as a result of a clinical hold by regulatory authorities or a voluntary pause, for various reasons, including a finding that our product candidates have undesirable side effects or other unfavorable or unexpected characteristics or risks or non-compliance with regulatory requirements;
•
changes to clinical trial protocol;
•
clinical sites deviating from trial protocol or dropping out of a trial;
•
the costs of preclinical studies or clinical trials being greater than anticipated;
•
the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates being insufficient or inadequate or slower than anticipated;
•
subjects experiencing serious, severe, unexpected or otherwise important drug-related or study-related adverse effects;
•
selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
•
inaccurate clinical data entry or reporting by clinical sites;
•
variability of efficacy assessments;
•
a facility manufacturing our product candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of cGMPs, regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
•
any changes to our manufacturing process that may be necessary or desired;
•
third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, GCP or other regulatory requirements;
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

To the extent we pursue any pediatric indications or expand any approved drug product labeling to include pediatric populations, we may face additional challenges associated with clinical testing in pediatric populations, which can increase our operational costs, delay regulatory approval and commercialization, or expose us to additional liability. For example, finding qualified clinical sites that have access to sufficient pediatric populations and that are interested in participating in our clinical trials may take more time than adult indications. There may be fewer eligible patients with the target genetic disorder or heart disease or condition applicable to our product candidate for our planned clinical trials. This may increase the time needed to enroll patients for our planned pediatric clinical trials, increase our clinical development timelines, delay approval for such pediatric indications, and increase our operational costs. We may also be required to modify the formulation or other aspects of the product candidate, as compared to the comparable product candidate intended for adult patient populations, make manufacturing changes, modify route of administration, and conduct additional clinical trials, such as bridging studies and additional safety studies before we can commence our clinical trials in pediatric populations. The FDA or other health authorities may require us to complete studies in adults prior to initiating testing in children. Any delays in our planned clinical development activities for pediatric patients could have an adverse effect on our business operations.

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

We are developing novel therapies for the treatment of heart disease. As a result, there is uncertainty as to the safety profile of product candidates we may develop. Patients in our clinical trials have suffered and may continue to suffer adverse events, including serious adverse events or other side effects, including those not observed in our preclinical studies or previous clinical trials. Patients treated with our product candidates may also be undergoing other therapies or procedures which can cause side effects or adverse events that are unrelated to our product candidates but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events, either during the course of or after participating in such trials. These events may be due to one or more factors, including, without limitation, other therapies or medications that such patients may be using, the drug product formulation of our product candidates, complications arising from protocol regimens, the method of delivery of our product candidates or simply due to the gravity of such patients’ illnesses. In some cases, it may not be clear if an adverse event is due to the product candidate, another therapy, the underlying disease, or another cause, and causality may be incorrectly attributed to the product candidate.

Serious adverse events or other side effects observed in any of our clinical trials, or similar trials by other sponsors, may result in difficulty recruiting patients to the clinical trials, cause patients to drop out of our trials, or require that we abandon the trials or our development efforts of that product candidate altogether. We, the FDA, EMA, other comparable regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects or that the expected benefit does not justify the risk. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. There is no guarantee that our product candidates will not have side effects similar to those seen in other gene therapies or that we will be able to prevent such side effects from escalating to an unsafe level for our patients. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies, result in marketing approval with restrictive label warnings or for limited patient populations, or result in potential product liability claims. Any of these developments could materially harm our business, financial condition and prospects. Further, if any of our product candidates obtains marketing approval, toxicities associated with such product candidates previously not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the product or the withdrawal of the product from the market. No regulatory agency has made any determination that any of our product candidates or discovery programs is safe or effective for use by the general public for any indication. We cannot predict whether our product candidates will cause toxicities in humans that would preclude regulatory approval, of if approved, lead to the revocation of regulatory approval based on preclinical studies or early-stage clinical trials.

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

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dose and dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Patients treated with our product candidates may also be undergoing other therapies and may be using other approved products or investigational new drugs, which can cause side effects or adverse events that are unrelated to our product candidates. As a result, assessments of efficacy can vary widely for a particular patient, and from patient to patient and site to site within a clinical trial. This subjectivity can increase the uncertainty of, and adversely impact, our clinical trial outcomes and success in one trial does not ensure success in the next.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion. Patient enrollment and retention are significant factors in the timing of clinical trials and our ability to enroll eligible patients may be limited or slower than we anticipate.

We are developing product candidates for the treatment of heart disease, including for certain indications, such as rare genetic diseases, that have limited patient pools from which to draw for clinical trials. We also may encounter difficulties in identifying and enrolling patients with a stage of disease appropriate for our planned clinical trials and monitoring such subjects adequately during and after treatment. The process of finding and diagnosing patients may prove costly. Further, the treating physicians in our clinical trials may also use their medical discretion in advising patients enrolled in our clinical trials to withdraw from our studies to try alternative therapies. Patients also have the right to withdraw from our clinical trials for any reason. Additionally, the FDA, EMA or other comparable foreign regulatory authorities may require long-term follow-up assessments for a certain number of patients, which could delay marketing approval.

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
•
proximity and availability of clinical trial sites for prospective patients and the ability of patients to travel to these sites;
•
the burden of the study protocol on patients, including conflicts with their work, family and personal activities; and
•
the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they may have an advanced disease, will not survive the full terms of the clinical trials.

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

Due to the significant resources required for the development of product candidates, in particular our product candidates in clinical trials, we must decide which programs, product candidates and indications to pursue and advance the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular programs, product candidates or therapeutic areas may not lead to the development of any viable commercial product and may result in the diversion of resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain platforms, programs or product candidates may subsequently also prove to be less than optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the biotechnology industry, in particular in the field of cardiology, our business could be seriously harmed. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other programs, product candidates or other diseases that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to our platforms or product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

We have competitors both in the U.S. and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, emerging and start-up companies, universities and other research institutions. We face competition in recruiting personnel, establishing clinical trial sites, enrolling subjects for clinical trials and in identifying and in-licensing new product candidates.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following availability of additional data and a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data is available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses, may do their own analyses, or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

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

Problems with the manufacturing process, even minor deviations from the normal process, including during the manufacture of drug substance, drug product filling, labeling, packaging, storage and shipping and quality control and testing, could result in product defects, lot failures, product recalls, product liability claims or insufficient inventory. Additionally, we may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, or other comparable applicable foreign regulatory authorities’ standards or specifications with consistent and acceptable production yields and costs.

Furthermore, should any of our manufacturing agreements with third parties be terminated for any reason, there are a limited number of manufacturers who would be suitable replacements, and it would take a significant amount of time to transition the manufacturing to a replacement. If we or our third-party manufacturers or suppliers are unable to produce sufficient quantities for preclinical studies or clinical trials or for commercialization as a result of these challenges, or otherwise, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

Due to our limited manufacturing experience, there can be no assurance that we will be able to successfully manufacture product candidates to support our clinical development and commercialization plans.

We have fully integrated and internalized AAV manufacturing capabilities to support our gene therapy product candidates. However, to optimize our resources and to utilize extensive third-party experience in small molecule manufacturing, we intend to work with CDMOs for our small molecule programs.

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

It may also hamper our ability to further process improvement, maintain quality control, limit our reliance on contract manufacturers and protect our trade secrets and other intellectual property, and could adversely impact the development or commercialization of our product candidates. Moreover, if we were required to change manufacturing facilities during the clinical development process, we may also be required to conduct additional studies, make notifications to regulatory authorities, make additional filings to regulatory authorities, and obtain regulatory authority approval for the new facilities, which approval may be delayed or never received.

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

Even if our product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, third-party payors and others in the medical community. If we are unable to demonstrate sufficient safety or efficacy to permit a broader use of our product candidates, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

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
•
the approval of other new therapies for the same indications; and
•
the acceptance and use of genetic testing required to diagnose the disease and identify patients who qualify for treatment with our product candidates.

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

Gene therapy and precision medicine remain novel technologies. The commercial success of our products, if successfully developed and approved, may be adversely affected by claims that gene therapy or precision medicine is unsafe, ineffective, unethical or immoral. This may lead to unfavorable public perception and the inability of any of our product candidates to gain the acceptance of the public or the medical community. Unfavorable public perceptions may also adversely impact our ability to enroll clinical trials for our product candidates. Moreover, success in commercializing any product candidates that receive regulatory approval will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of such product candidates in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

Publicity of any adverse events in, or unfavorable results of, preclinical studies or clinical trials for our product candidates, or with respect to the studies or trials of our competitors or of academic researchers utilizing similar technologies, even if not ultimately attributable to our technology or product candidates, could negatively influence public opinion. Negative public perception about the use of AAV technology in human therapeutics or precision medicine, whether related to our technology or our competitor’s technology, could result in increased governmental regulation, delays in the development and commercialization of product candidates or decreased demand for the resulting products, any of which may seriously harm our business. It could also negatively impact our ability to raise capital or enter into strategic agreements for the development of our product candidates.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the U.S., for example, principal decisions about reimbursement for new products are typically made by the CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate or at the same level of reimbursement. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. We have limited product liability insurance. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. As clinical trial and product liability insurance becomes increasingly expensive, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have an adverse effect on our business and financial condition. Also, our insurance policies may have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

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

Our product candidates are and will continue to be subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing, distribution and orphan exclusivity of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the U.S. and in many foreign jurisdictions before a new drug can be approved for marketing. Obtaining approval by the FDA, EMA and other comparable foreign regulatory authorities is costly, unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved and the availability of alternative therapies. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data.

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
•
the FDA, EMA or other comparable foreign regulatory authorities may fail to approve companion diagnostic tests required for commercialization of our product candidates; and

•
the approval policies or regulations of the FDA, EMA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Regulatory authorities in some jurisdictions, including the U.S. and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. Similarly, in the EU, the EC, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products, grants orphan drug designation to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in Europe and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition. In the EU, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and without incentives, it is unlikely that sales of the drug in Europe would be sufficient to justify the necessary investment in developing the drug. However, there can be no assurances that we will be able to obtain orphan designations for our product candidates.

In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the U.S. provides that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances. In view of the court decision in the Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021) case, in a January 2023 notice, the FDA clarified that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the scope of the orphan-drug exclusivity is limited to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity. The applicable exclusivity period is ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

Our lead product candidates from our gene therapy platform, TN-201 and TN-401, have each been granted orphan drug designation by the FDA and the EC, and we may seek orphan drug designation for other product candidates in the U.S., Europe and other jurisdictions. Even if we obtain orphan drug designation for a product candidate, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate and may not realize the benefits of such designation. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication, in which case we could be precluded from receiving marketing approval for our product candidate for the applicable exclusivity period. In addition, exclusive marketing rights in the U.S. may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to priority review.

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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), was passed, which substantially changed the way healthcare is financed by both the government and private insurers and continues to significantly impact the U.S. pharmaceutical industry. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, some of which have been successful, that create considerable uncertainty for our business. Although the U.S. Supreme Court held in 2021 that Texas and other challengers had no legal standing to challenge the ACA, we cannot predict how future challenges will impact our business, or what other healthcare measures and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation may have on our business.

In addition, other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted, including aggregate reductions to Medicare payments to providers, effective April 1, 2013, which, through subsequent amendments, will remain in effect through 2032 and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These and future laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

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

Under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022 (the IRA), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the IRA, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Outside of the U.S., relevant legal requirements continue to evolve. For example, the collection and use of health data and other personal data including personal data collected in clinical trials is governed in the EU by the GDPR, which imposes substantial obligations upon companies and new rights for individuals, by certain EU member state-level legislation. The GDPR also forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419), known as UK GDPR. Failure to comply with the GDPR or UK GDPR may result in fines up to €20,000,000 or 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. The GDPR or UK GDPR have increased our responsibility and liability in relation to personal data that we may process, and we may be required to implement additional measures in an effort to comply with the GDPR and UK GDPR or with other laws, rules, regulations and standards in the European Economic Area (EEA), United Kingdom (UK) and Switzerland relating to privacy and data protection. This may be onerous and if our efforts to comply with GDPR and UK GDPR or other applicable laws, rules, regulations and standards are not successful, or are perceived to be unsuccessful, it could adversely affect our business. Further, restrictions on the transfer of personal data from the EEA, UK and Switzerland to the U.S., all of which could restrict our activities in those jurisdictions, limit our ability to provide our products and services in those jurisdictions, require us to modify our policies and practices, and to engage in additional contractual negotiations, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the EEA and Switzerland to the U.S. In Canada, the Personal Information Protection and Electronic Documents Act (PIPEDA) and similar provincial laws impose obligations on companies with respect to processing personal information, including health-related information, regarding Canadian data subjects and provides individuals certain rights with respect to such information, including the right to access and challenge the accuracy of their personal information held by an organization. Failure to comply with PIPEDA, where applicable, could result in fines and penalties.

In the U.S., a variety of data privacy, protection and security laws, rules, regulations and standards potentially may apply to our activities, such as state data breach notification laws, state personal data privacy laws (for example, the CCPA, state health information privacy laws, and federal and state consumer protection laws. The CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use, sharing and retention practices, provides California residents with data privacy rights (including the ability to opt out of certain disclosures of personal information including for certain advertising purposes), imposes operational requirements for covered businesses, provides for significant civil penalties for violations as well as a private right of action for certain data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgments and settlements). Although there are limited exemptions for clinical trial data under the CCPA and certain other state laws, the CCPA and other new and evolving state laws could impact our business activities, depending on their interpretation. Numerous other states have enacted laws similar to the CCPA either in operation or slated to go into operation over the next three years, and other state legislatures are considering and may adopt their own comprehensive data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements. Laws in all 50 states may require businesses to provide notice to individuals whose personal data has been disclosed as a result of a data breach. Finally, federal, state and foreign laws, rules, regulations and standards may apply generally to the privacy and security of information we maintain, and may differ from each other significantly, thus complicating compliance efforts and potentially requiring us to undertake additional measures to comply with them.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, also imposes obligations, including mandatory contractual terms, on covered entities, which are health plans, healthcare clearinghouses, and certain health care providers, as those terms are defined by HIPAA, and their respective business associates and their subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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

Our business activities are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (FCPA), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. These laws generally prohibit companies and their employees and agents from offering or providing improper payments or benefits to recipients in the public or private sector. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, hospitals are owned and operated by the government, and doctors and other hospital employees would be considered foreign officials under the FCPA. Recently, the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies.

We sometimes leverage third parties to assist with the conduct of our business abroad. As we increase our international business activities, our risks under these laws may increase. We, our employees and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these employees and agents even if we do not explicitly authorize such activities.

These laws also require that we make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls and compliance procedures designed to prevent violations of anti-corruption laws. While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of applicable law for which we may be ultimately held responsible.

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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

If, subject to the successful clinical development of our product candidates, we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

We may seek regulatory approval of our product candidates outside of the U.S. and/or work with contractors or partners in foreign jurisdictions, and we expect that we will be subject to additional risks and requirements related to our operations in foreign countries, including:

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and the inventorship, scope, validity or enforceability of our potential future patents or the patents of our licensors that may be challenged in the courts or patent offices in the U.S. and abroad. For example, we may be subject to a third-party pre-issuance submission of prior art, post-grant review or inter partes review at the USPTO, or other similar proceedings including, opposition, derivation, revocation or reexamination proceedings in the U.S. or abroad. A third party may also claim that our patents or licensed patent rights are invalid or unenforceable in a litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our potential future owned patents or licensed patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us. Such proceedings also may result in substantial cost and require significant time from our scientists, manufacturing staff and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our potential future patents and patent applications or the patents and patent applications of our licensors is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize our product candidates.

Our commercial success depends significantly on our ability to operate without infringing, misappropriating or otherwise violating the patents and other intellectual property and proprietary rights of third parties.

Our research, development and commercialization activities may be subject to claims that we infringe, misappropriate or otherwise violate patents or other intellectual property rights of others. Additionally, other entities may have, develop or obtain patents that could impair our competitive position or limit our ability to make, use, sell, offer for sale or import our product candidates. There is a substantial amount of litigation, both within and outside the U.S., involving patent and other intellectual property rights in the biotechnology industry. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. Third-party patents or patent applications may include claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Given the vast number of patents in our field of technology, we cannot be certain or guarantee that we do not infringe existing patents or that we will not infringe patents that may be granted in the future.

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

European patent applications now have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unified Patent Court (UPC). This is a significant change in European patent practice. As the UPC is a relatively new court system, there is limited precedent for the court, increasing the uncertainty of any litigation. As a single court system can invalidate a European patent, we, where applicable, have opted out of the UPC and as such, but for proceedings such as an opposition, each European patent would need to be challenged in each individual country.

Geo-political actions in the U.S. and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. Government actions may also prevent filing, prosecution and maintenance of issued patents in various jurisdictions. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in such jurisdictions. If such an event were to occur, it could have a material adverse effect on our business. In addition, jurisdictions outside of the U.S. could also permit our patents to be exploited without consent or compensation. In such circumstances we would not be able to prevent third parties from practicing our inventions or from selling or importing products made using our inventions in and into such jurisdictions. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

For example, the intellectual property we license from the University of Texas, Southwestern (UTSW) is subject to certain non-commercial rights reserved by UTSW. Patents licensed to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against our licensors or another licensee or in administrative proceedings brought by or against our licensors or another licensee in response to such litigation or for other reasons. As a result, we may not be able to prevent competitors or other third parties from developing and commercializing competitive products, including in territories covered by our licenses.

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

We have in-licensed, and we may develop, acquire or in-license in the future, certain patents, patent applications or other intellectual property generated using U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third- party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as march-in rights). If the U.S. government exercises its march-in rights in our current or future intellectual property rights generated using U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the U.S. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property, and may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the U.S. or that under the circumstances domestic manufacture is not commercially feasible. Any failure by us to comply with federal regulations regarding intellectual property rights that were developed through the use of U.S. government funding could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We do not have complete control over all aspects of the manufacturing process of our CDMOs and are dependent on these CDMOs for compliance with cGMP regulations for manufacturing API, drug substance and finished drug products. We are in the process of developing our supply chain for each of our product candidates and intend to put in place framework agreements under which CDMOs will provide us with necessary quantities of API, drug substance and drug product based on our development needs. As we advance our product candidates through development, we will consider our lack of redundant supply for each of our product candidates to protect against any potential supply disruptions. However, we may be unsuccessful in putting in place such framework agreements or protecting against potential supply disruptions.

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
•
the diversion of our management’s attention from our existing programs and initiatives in pursuing such a strategic partnership or acquisition;
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

We strategically evaluate collaborations and partnerships with biopharmaceutical companies that may have more robust and complementary capabilities and resources to accelerate the development and maximize the availability and potential of our product candidates. The collaboration negotiation process is time-consuming and complex. If and when we seek to enter into collaborations, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors regarding our business, the applicable product candidate or technology subject to the collaboration negotiation and the related market potential.

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

There are risks involved with both establishing our own commercial capabilities and entering into arrangements with third parties to perform these services. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and other commercialization capabilities is delayed or does not occur, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our commercialization personnel.

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

Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of other factors, many of which are outside of our control and may be difficult to predict. The cumulative effect of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 57% of our common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger or other major corporate transactions. This concentration of ownership may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as a stockholder, entrench our management and board of directors or delay or prevent a merger, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. For example, we filed a shelf registration statement on Form S-3 that became effective on August 17, 2022, which allows us to undertake various equity and debt offerings up to $300.0 million (the Shelf Registration), and as of December 31, 2023, we have sold 25,965,483 shares of our common stock and pre-funded warrants to purchase 6,236,693 shares of our common stock pursuant to the Shelf Registration.

Moreover, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act, would result in the shares becoming freely tradeable in the public market, subject to the restrictions of Rule 144 in the case of our affiliates. If these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Provisions in our certificate of incorporation and bylaws and Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our common stock.

Our certificate of incorporation and bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. These provisions, among other things:

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

•
establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings; and
•
require a super-majority vote of stockholders to amend or repeal specified provisions of our certificate of incorporation and bylaws.

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

Any provision of our certificate of incorporation, bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock.

Our bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) is the exclusive forum for the following (except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within 10 days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction):

•
any derivative action or proceeding brought on our behalf;
•
any action asserting a claim of breach of fiduciary duty;
•
any action asserting a claim against us arising under the DGCL, our certificate of incorporation or our bylaws; and
•
any action asserting a claim against us that is governed by the internal-affairs doctrine.

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.

Our bylaws further provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

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

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find either exclusive-forum provision in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. In collaboration with our external vendors specializing in cybersecurity management, we routinely assess material risks from cybersecurity threats, including any potential unauthorized access to our information systems that could result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments of planned material changes in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. In consideration of the size and complexity of our business, we devote appropriate internal and external resources to manage material risks from cybersecurity threats. We also designate senior-level personnel, including our Vice President, Information Technology who reports to our Chief Financial and Business Officer, to manage the risk assessment and mitigation process and to closely coordinate with our General Counsel on applicable regulatory obligations.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards. Personnel at all levels and departments are made aware of our cybersecurity policies through required policy review and trainings at the time of hire and periodically during their employment with us.

We engage consultants, auditors, or other third parties in connection with our risk assessment processes. These professionals assist us in the design and implementation of our cybersecurity policies and procedures, as well as to monitor and test our safeguards. In addition, in order to mitigate cybersecurity risks associated with our use of third-party service providers, we require certain third-party service providers to certify that they have the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K, including the risk factors entitled “Our computer systems, or those of any of our CROs, manufacturers, contractors, consultants or other third parties or potential future collaborators, may fail or suffer security incidents or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.”

Governance

One of the key functions of our board of directors (our “Board”) is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board administers its cybersecurity risk oversight function directly as a whole, as well as through the Audit Committee.

Our Vice President, Information Technology, along with the members of our Incident Response Team, which includes our Chief Financial and Business Officer and our General Counsel, are primarily responsible to assess and manage our material risks from cybersecurity threats. Our Incident Response Team is supported by an experienced managed service provider and an incident response provider with extensive global cybersecurity expertise, who both monitor, assess and report threats to us. Additionally, our Vice President, Information Technology has over twenty years of experience operating in the information technology, security and cybersecurity space. In particular, he has experience with cybersecurity assessment and prevention, incident responses, breach notifications and remediation.

Our Vice President, Information Technology oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above and, along with and informed by the Information Technology organization and our Incident Response Team, monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. Depending on the severity of the security incident, the Incident Response Team will report the security incident to our Audit Committee, including the financial impact of the security incident and any regulatory violations. As our Information Technology organization monitors the security and effectiveness of our policies and procedures, they also work to keep the Vice President, Information Technology and other members of leadership informed of critical incidents, process updates, or other material details, in accordance with our internal reporting structure.

Our Vice President, Information Technology provides an annual briefing to the Audit Committee regarding our company’s cybersecurity risks and activities, including the status of cybersecurity system development, company-wide cybersecurity training programs, material changes to the cybersecurity system, policies or practices, any recent cybersecurity incidents and related responses, cybersecurity systems testing and engagement of third-party service providers in support of our cybersecurity system. Special meetings may also be called with the Audit Committee to brief the members on any material cybersecurity incidents and related responses thereto. Subsequent to such briefings, our Audit Committee will provide an update to the Board on such reports. In addition, the Board will receive periodic updates in meeting materials or directly from our Chief Financial and Business Officer on cybersecurity risks and activities.

Item 2. Properties.

Our corporate headquarters are in South San Francisco, where we lease a facility containing approximately 32,370 square feet of office and laboratory space located at 171 Oyster Point Blvd., Suite 500, South San Francisco, CA 94080. The lease expires on May 31, 2025, unless earlier terminated in accordance with the lease, and we may renew the lease term for two additional five-year periods. In addition, we currently sublease approximately 13,000 square feet of additional office and laboratory space located at 131 Oyster Point Blvd, South San Francisco, CA 94080 through November 30, 2024.

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

Holders of Common Stock

As of March 1, 2024, there were 45 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Overview

We are a clinical-stage biotechnology company focused on discovering, developing and delivering potentially curative therapies that address the underlying drivers of heart disease. Our vision is to change the treatment paradigm for heart disease, and in doing so improve and extend the lives of millions of patients.

We are advancing a deep and diverse pipeline of disease-modifying therapies that includes both gene therapies and small molecules discovered internally and developed using our extensive core capabilities to target patients with rare or highly prevalent forms of heart disease. All of our programs are currently being assessed in clinical trials or are in the preclinical stage; we do not have any products approved for sale and have not generated any revenue to date.

Our lead investigational product candidates are TN-201, a gene therapy for MYBPC3-associated HCM, TN-401, a gene therapy for PKP2-associated ARVC and TN-301, a small molecule for HFpEF.

TN-201 is our potential first-in-class and best-in-class gene therapy for adults and children with HCM due to MYBPC3 gene mutations. These mutations result in a deficiency of myosin binding protein, which in turn can cause the heart walls of affected individuals to become significantly thickened, leading to fibrosis, abnormal heart rhythms, cardiac dysfunction and heart failure. HCM is a chronic, progressive condition and those diagnosed with the disease often experience significant impairment in overall quality of life. TN-201 utilizes a recombinant AAV9 capsid to deliver a working MYBPC3 gene to specific cells of the heart in order to produce cardiac myosin binding protein and thereby slow or even reverse the course of MYBPC3-associated HCM following a single infusion. In October 2023, we began dosing patients in the MyPeak-1 Phase 1b multi-center, open-label clinical trial, designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-201. Initial data from the trial is anticipated in the second half of 2024.

To support our development efforts for TN-201 we have initiated two noninterventioal studies: a study evaluating seroprevalence to AAV9 antibodies among adults with MYBPC3-associated HCM, and MyClimb, a prospective and retrospective global natural history study focused on pediatric patients with MYBPC3 mutation-associated cardiomyopathy. The objective of the natural history study is to characterize the outcomes, burden of illness, risk factors, quality of life, and biomarkers associated with disease progression in pediatric patients with cardiomyopathy due to MYBPC3 gene mutations, as well as treatments and procedures. MyClimb complements existing disease registries focused primarily on adult patient HCM populations and may support and expedite the development of TN-201 in the pediatric patient population. TN-201 has received orphan drug designation from the FDA and orphan medicinal product designation from the EC, as well as Fast Track Designation from the FDA.

TN-401 is our potential first-in-class and best-in-class AAV9-based gene therapy for the treatment of ARVC due to disease-causing variants in the PKP2 gene. ARVC, also known as arrhythmogenic cardiomyopathy, or ACM, is a chronic, progressive disease characterized by potentially dangerous and frequent ventricular arrhythmias. The disease is associated with significant impairment to patients’ overall quality of life, as well as an elevated risk of sudden cardiac death. PKP2 mutations are the most common genetic cause of ARVC and result in insufficient expression of a protein needed for proper functioning of the desmosomal complex that maintains physical connections and electrical signaling between heart muscle cells.

In October 2023, the FDA provided clearance of our IND application to initiate clinical testing of TN-401. We plan to initiate patient dosing in RIDGE-1, our Phase 1b multi-center, open-label clinical trial, designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-401, in the second half of 2024. In support of our development efforts for TN-401, we have initiated a global noninterventional study to collect treatment history and seroprevalence to AAV9 antibodies data among ARVC patients who carry pathogenic or likely pathogenic PKP2 gene mutations.TN-401 has received orphan drug designation from the FDA and orphan medicinal product designation from the EC, as well as Fast Track Designation from the FDA.

TN-301 is our small molecule inhibitor of HDAC6, initially being developed for the potential treatment of HFpEF. HFpEF is characterized by a stiffening of the heart muscle resulting in an inability for the left ventricle to relax and pump blood effectively with each contraction. There are several cellular processes thought to underlie the pathophysiology of HFpEF, including increases in fibrosis and inflammation and defects in metabolism. Although HFpEF accounts for approximately half of all heart failures, there are few proven treatment options.

In October 2023, we shared positive data from our Phase 1 clinical trial of TN-301 in healthy participants at the 2023 HFSA Annual Scientific Meeting. The Phase 1 trial enrolled participants in two stages. In Stage 1, participants received single ascending doses and in Stage 2, participants received multiple ascending doses. TN-301 was generally well tolerated across the broad range of doses studied. Pharmacokinetic results showed overall dose proportionality in both stages of the clinical trial with a half-life supportive of once-daily dosing. Increasing doses and exposures with TN-301 correlated with increased pharmacodynamic effects. There were no changes in histone acetylation with TN-301 underscoring the selectivity of TN-301 for HDAC6 and potentially reducing the risk of off target effects observed with less selective HDAC6 inhibitors or pan-HDAC inhibition. In preclinical studies, selective HDAC6 inhibition has been shown to have comparable efficacy to empagliflozin, a SGLT2 inhibitor which is approved for the treatment of HFpEF. More recently, using a validated mouse model of disease, we demonstrated that HDAC6 inhibition co-administered with an SGLT2 inhibitor demonstrated additive benefit, improving several measures of heart function. Taken together, these data support continued development of TN-301 as a potential treatment for patients with HFpEF. We believe late-stage clinical development of TN-301 is best suited for development by or with a well-resourced partner.

In addition to our lead product candidates, we have multiple early-stage programs progressing through preclinical development using various therapeutic approaches, including gene editing, cellular regeneration and gene addition to address other forms of rare and/or prevalent heart disease.

Our distinct suite of integrated capabilities support our efforts to discover and develop disease-modifying treatments focused on heart disease. We also continue to invest in complementary new technologies and the optimization of our existing proprietary capabilities, including the use of human-iPSC disease models, machine learning and phenotypic screening, gene editing, capsid engineering and novel promoter constructs to enable the discovery, design, delivery and development of therapeutics that are best suited to a given cardiovascular condition. We have also internalized and integrated both cGMP and non-GMP AAV manufacturing capabilities to support our emerging portfolio of gene therapy and cellular regeneration product candidates. Our Genetic Medicines Manufacturing Center, a cGMP facility, is strategically located near our research labs in the San Francisco Bay Area to enable smooth scale-up of production to support our clinical studies and utilizes a modular, scalable design to produce AAV-based gene therapies under current GMP standards. We seek to build on existing proprietary capabilities with the aim of increasing the safety and efficacy of genetic medicines, accelerating early-stage discovery and preclinical optimization and reducing the overall cost of goods by increasing manufacturing productivity.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,		$	%
(in thousands, except percentages)	2023	2022	Change	Change
Operating expenses:
Research and development	$98,038	$94,537	$3,501	4%
General and administrative	33,155	31,084	2,071	7%
Total operating expenses	131,193	125,621	5,572	4%
Loss from operations	(131,193)	(125,621)	(5,572)	4%
Other income, net:
Interest income	7,056	1,954	5,102	261%
Other income, net	53	2	51	NM
Total other income, net	7,109	1,956	5,153	263%
Net loss	$(124,084)	$(123,665)	$(419)	0%

NM - Not Meaningful

Research and Development Expenses

Research and development activities account for a significant portion of our operating expenses. Research and development expenses relate primarily to discovery and development of our research programs, product candidates and proprietary platform technology, and are recognized as incurred. Internal research and development costs include, among others, employee-related costs (including salaries, benefits and stock-based compensation for employees engaged in research and development functions), laboratory supplies, other non-capital equipment utilized for in-house research, and allocated overhead costs. External research and development expenses include, among others, fees paid to CROs to execute preclinical studies and clinical trials on our behalf, consulting fees and fees related to licensing agreements. We do not allocate our costs by research program, product candidate or proprietary platform technology, as a significant amount of research and development expenses represent internal costs, which are deployed across our programs, product candidates, proprietary platform technology, and other activities.

We expense all research and development costs in the periods in which they are incurred. We enter into various agreements with CROs. Costs of certain research and development activities are recognized based on estimates from a number of factors, including an evaluation of the progress of the activities, as well as input from external service providers.

The following table summarizes our research and development expenses for the periods presented:

	Year Ended December 31,		$	%
(in thousands, except percentages)	2023	2022	Change	Change
Personnel-related costs	$38,250	$29,369	$8,881	30%
Facility and laboratory costs	30,348	33,095	(2,747)	(8%)
Outside services	27,102	30,930	(3,828)	(12%)
Other research and development expenses	2,338	1,143	1,195	105%
Total research and development expenses	$98,038	$94,537	$3,501	4%

Research and development expenses were $98.0 million and $94.5 million for the years ended December 31, 2023 and 2022, respectively. The increase of $3.5 million, or 4%, was primarily due to:

•
an increase of $8.9 million in personnel-related costs primarily driven by higher stock-based compensation and higher payroll tax expense. In 2022, we recorded employee tax credits of $2.2 million. These increases were partially offset by
•
a decrease of $3.8 million in outside services costs primarily driven by a reduction in IND-enabling activities.

The process of conducting the necessary research to advance through the clinical stages and ultimately obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we cannot reasonably estimate or know the nature, timing or estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. However, we expect our research and development expenses to remain relatively flat for the next twelve months.

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

We will continue to incur legal, accounting, insurance and other expenses in operating our business as a public company, including costs associated with regulatory and compliance activities. However, we expect that our general and administrative expenses will remain relatively flat for the next twelve months.

General and administrative expenses were $33.2 million and $31.1 million for the years ended December 31, 2023 and 2022, respectively. The increase of $2.1 million, or 7%, was primarily due to an increase in stock-based compensation driven by annual refresh awards that were granted during the first quarter of 2023.

Interest Income

Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. The year-over-year increase of $5.1 million was primarily due to higher interest rates on investments during the year ended December 31, 2023.

Net Loss

Net loss for the year ended December 31, 2023, was $124.1 million, compared to a net loss of $123.7 million for the year ended December 31, 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and we have incurred significant net losses and negative cash flows from operations. From our inception through December 31, 2023, we have funded our operations primarily from the sale and issuance of our equity securities. As of December 31, 2023, we had cash, cash equivalents and investments in marketable securities of $104.6 million and an accumulated deficit of $403.3 million.

Follow-on Offerings

On February 12, 2024, the Company completed an underwritten offering of 8,888,890 shares of its common stock at a price of $4.50 per share and, to an investor in lieu of common stock, pre-funded warrants to purchase 2,222,271 shares of its common stock at a price of $4.499 per pre-funded warrant. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.001 per share, subject to certain ownership limitations. The Company received net proceeds of approximately $46.5 million, after deducting underwriting discounts and commissions of approximately $3.0 million and other offering expenses of approximately $0.5 million.

On November 21, 2022, we completed an underwritten public offering of 22,613,307 shares of our common stock at a price of $2.60 per share and, to certain investors in lieu of common stock, pre-funded warrants to purchase 6,236,693 shares of our common stock at a price of $2.599 per pre-funded warrant under our registration statement on Form S-3 (File No. 333-266741) (the Shelf Registration Statement). The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.001 per share, subject to certain ownership limitations. In addition, we granted the underwriters a 30-day option to purchase up to an additional 4,327,500 shares of our common stock to cover overallotments, if any, at $2.60 per share. On November 29, 2022, the underwriters partially exercised the option and purchased an additional 2,816,409 shares of our common stock. We received total net proceeds of approximately $76.9 million after deducting underwriting discounts and commissions of approximately $4.9 million and offering expenses of approximately $0.5 million. As of December 31, 2023, pre-funded warrants for 5,934,176 shares of common stock remained outstanding.

“At-the-Market” Equity Offering

On August 10, 2022, we entered into a sales agreement (the Sales Agreement) with Leerink Partners LLC (formerly SVB Securities LLC). Pursuant to the Sales Agreement, we may sell from time to time up to an aggregate of $75.0 million of our common stock through an “at-the-market” (ATM) offering defined in Rule 415 under the Securities Act. The $75.0 million of common stock that may be offered, issued and sold under the Sales Agreement is included in the $300.0 million of securities that may be offered, issued and sold by us under our registration statement on Form S-3 (File No. 333-266741). As of December 31, 2023, we may issue and sell up to approximately $71.0 million in additional shares of our common stock under the ATM.

Funding Requirements

We expect that we continue to incur operating losses over the foreseeable future. Our operating expenses are expected to remain relatively flat for the next twelve months but may increase in the future, if and as we:

•
continue to advance our lead gene therapy product candidates, TN-201 and TN-401;
•
expand the scope of our existing clinical trials and transition into late-stage clinical development;
•
seek regulatory and marketing approvals of any of our product candidates that successfully complete clinical trials;
•
establish commercial-scale manufacturing capabilities;
•
expand our operational, financial, and information systems and personnel to support our future product development and commercialization efforts;
•
seek to identify additional research programs and additional product candidates;
•
initiate preclinical studies and clinical trials for any additional product candidates we identify;
•
advance our future product candidates into clinical development;
•
maintain, develop, expand, enforce, defend and protect our intellectual property portfolio; and
•
continue to operate as a public company.

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

Our ability to raise additional funds may be adversely impacted by global economic conditions or disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, future commercialization efforts or other operations. Because of the numerous risks and uncertainties associated with research, product development and commercialization of product candidates, we are unable to predict the timing or amount of our working capital requirements or when or if we will be able to achieve or maintain profitability.

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Year Ended December 31,
	2023	2022
	(In thousands)
Net cash provided by (used in):
Operating activities	$(102,072)	$(104,424)
Investing activities	48,715	83,652
Financing activities	4,049	77,767
Net change in cash, cash equivalents and restricted cash	$(49,308)	$56,995

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $102.1 million, which consisted primarily of a net loss of $124.1 million and a net change in operating assets and liabilities of $5.6 million, partially offset by $25.8 million in non-cash charges. The change in net operating assets and liabilities was primarily due to a decrease in operating lease liabilities of $4.1 million and a decrease in accounts payable and accrued expenses and other current liabilities of $1.0 million. Cash flows from operations are generally impacted by the timing of payments to vendors and vendor payment terms. The non-cash charges primarily consisted of stock-based compensation of $15.3 million and depreciation and amortization of $8.7 million.

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

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2023 was $48.7 million, which consisted primarily of proceeds from maturities of marketable securities of $106.6 million, partially offset by purchases of marketable securities of $56.6 million.

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

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023, was $4.0 million, which primarily consisted of net proceeds from at-the-market sales of $3.9 million.

Net cash provided by financing activities for the year ended December 31, 2022, was $77.8 million, which primarily consisted of proceeds from our follow-on public offering, net of issuance costs, of $77.4 million.

Contractual and Other Obligations

We lease office space for our corporate headquarters in South San Francisco under a lease that expires in May 2025. We expect to pay rent of approximately $2.6 million during 2024 for this lease. We also lease the Union City Facility under a lease that expires in July 2031. We expect to pay rent of approximately $1.3 million in 2024 for this lease. In addition, we sublease additional office and laboratory space in South San Francisco through November 30, 2024 and expect to pay rent of approximately $1.4 million in 2024 for this sublease. As of December 31, 2023, undiscounted future minimum lease payments of $5.1 million and $10.9 million remain on the South San Francisco and Union City leases, respectively.

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

For purposes of determining the estimated fair value of options granted to employees and non-employees, we use the Black-Scholes option pricing model, which requires the use of highly subjective assumptions. These assumptions include:

•
Fair Value of Common Stock—The grant date fair value of common stock was determined by using the closing price per share of common stock as reported on the Nasdaq Global Select Market.
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

See Note 7 to our financial statements for more information concerning certain of the specific assumptions we used in applying the Black-Scholes valuation model to determine the estimated fair value of our stock options.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 under the Exchange Act and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Tenaya Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tenaya Therapeutics, Inc. (the "Company") as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

March 18, 2024

We have served as the Company's auditor since 2019.

TENAYA THERAPEUTICS, INC.

Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$45,681	$95,272
Short-term investments in marketable securities	58,961	91,255
Prepaid expenses and other current assets	6,940	7,227
Total current assets	111,582	193,754
Property and equipment, net	43,277	51,032
Operating lease right-of-use assets	9,979	11,663
Long-term investments in marketable securities	—	17,703
Other noncurrent assets	5,677	4,793
Total assets	$170,515	$278,945
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,630	$9,578
Accrued and other current liabilities	12,784	10,664
Operating lease liabilities, current	4,319	4,006
Total current liabilities	22,733	24,248
Operating lease liabilities, noncurrent	8,105	11,093
Other noncurrent liabilities	253	228
Total liabilities	31,091	35,569
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2023 and 2022; no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized as of December 31, 2023 and 2022; 68,330,342 and 66,857,113 shares issued and outstanding as of December 31, 2023 and 2022	7	7
Additional paid-in capital	542,805	522,945
Accumulated other comprehensive loss	(106)	(378)
Accumulated deficit	(403,282)	(279,198)
Total stockholders’ equity	139,424	243,376
Total liabilities and stockholders’ equity	$170,515	$278,945

The accompanying notes are an integral part of these financial statements.

TENAYA THERAPEUTICS, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$98,038	$94,537
General and administrative	33,155	31,084
Total operating expenses	131,193	125,621
Loss from operations	(131,193)	(125,621)
Other income, net:
Interest income	7,056	1,954
Other income, net	53	2
Total other income, net	7,109	1,956
Net loss before income tax expense	(124,084)	(123,665)
Income tax expense	—	—
Net loss	(124,084)	(123,665)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities	272	(237)
Comprehensive loss	$(123,812)	$(123,902)
Net loss per share, basic and diluted	$(1.68)	$(2.76)
Weighted-average shares used in computing net loss per share, basic and diluted	73,786,126	44,823,597

The accompanying notes are an integral part of these financial statements.

TENAYA THERAPEUTICS, INC.

Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Loss	Deficit	Stockholders’ Equity
Balance as of January 1, 2022	41,291,374	$4	$434,196	$(141)	$(155,533)	$278,526
Issuance of common stock and pre-funded warrants, net of issuance costs of $5,441	25,429,716	3	76,883	—	—	76,886
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	32,609	—	51	—	—	51
Issuance of common stock pursuant to employee stock purchase plan	106,192	—	329	—	—	329
Repurchase of common stock related to early exercise of options	(2,778)	—	—	—	—	—
Vesting of early exercised stock options	—	—	19	—	—	19
Stock-based compensation	—	—	11,467	—	—	11,467
Other comprehensive loss	—	—	—	(237)	—	(237)
Net loss	—	—	—	—	(123,665)	(123,665)
Balance as of December 31, 2022	66,857,113	$7	$522,945	$(378)	$(279,198)	$243,376
Issuance of common stock in connection with at-the-market sales, net of issuance costs of $120	535,767	—	3,868	—	—	3,868
Issuance of common stock upon exercise of pre-funded warrants	302,517	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	265,047	—	29	—	—	29
Issuance of common stock pursuant to employee stock purchase plan	369,898	—	653	—	—	653
Stock-based compensation	—	—	15,309	—	—	15,309
Vesting of early exercised stock options	—	—	1	—	—	1
Other comprehensive loss	—	—	—	272	—	272
Net loss	—	—	—	—	(124,084)	(124,084)
Balance as of December 31, 2023	68,330,342	$7	$542,805	$(106)	$(403,282)	$139,424

The accompanying notes are an integral part of these financial statements.

TENAYA THERAPEUTICS, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(124,084)	$(123,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,687	6,467
Amortization (accretion) of premium (discount) on marketable securities	315	(307)
Stock-based compensation	15,309	11,467
Non-cash operating lease expense	3,132	2,246
Other	217	217
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	101	(2,934)
Other noncurrent assets	(601)	(815)
Accounts payable	(3,282)	1,660
Accrued and other current liabilities	2,256	4,348
Operating lease liabilities	(4,123)	(3,107)
Other noncurrent liabilities	1	(1)
Net cash used in operating activities	(102,072)	(104,424)
Cash flows from investing activities:
Purchases of property and equipment	(1,239)	(20,630)
Purchases of marketable securities	(56,644)	(140,476)
Proceeds from maturities of marketable securities	106,623	244,750
Other	(25)	8
Net cash provided by investing activities	48,715	83,652
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants in follow-on offering, net of issuance costs	—	77,387
Proceeds from at-the-market sales, net of issuance costs	3,868	—
Payment of accrued offering costs	(501)	—
Proceeds from exercise of stock options and employee stock purchase plan	682	380
Net cash provided by financing activities	4,049	77,767
Net change in cash, cash equivalents and restricted cash	(49,308)	56,995
Cash and cash equivalents and restricted cash at beginning of period	95,671	38,676
Cash and cash equivalents and restricted cash at end of period	$46,363	$95,671
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$45,681	$95,272
Restricted cash included in other noncurrent assets	682	399
Cash, cash equivalents and restricted cash	$46,363	$95,671
Supplemental disclosure of non-cash investing and financing activities:
Offering costs related to November 2022 public offering included in accounts payable and accrued and other current liabilities	$—	$501
Property and equipment included in accounts payable and accrued and other current liabilities	$249	$549

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

Liquidity

The Company has incurred net losses since inception and expects such losses to continue in the future as it conducts research and development activities. As of December 31, 2023, the Company had an accumulated deficit of $403.3 million. The Company incurred a net loss of $124.1 million and $123.7 million during the years ended December 31, 2023 and 2022, respectively. The Company had $104.6 million of cash, cash equivalents and investments in marketable securities as of December 31, 2023.

Management recognizes the need to raise additional capital to fully implement its business plan. The Company may seek to raise capital through equity financings, debt financings, license agreements, strategic collaborations or other sources of financing. On February 12, 2024, the Company completed an underwritten offering and received net proceeds of $46.5 million. See Note 10 to the Company's financial statements for details. Management believes its existing cash, cash equivalents and investments in marketable securities as of December 31, 2023, along with the additional $46.5 million mentioned above, will be sufficient to fund the Company’s operations for at least the next twelve months following the date these financial statements are filed with the Securities and Exchange Commission (SEC).

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to, the valuation of equity-based awards and accrued expenses related to research and development activities. The Company bases its estimates on historical experience, the current economic environment, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

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

Risks and Uncertainties

The Company is subject to certain risks including, but not limited to, the ability to obtain future financing, possible failure of ongoing and future clinical trials, the need to obtain regulatory approvals for its product candidates, the need to successfully commercialize and gain market acceptance of the Company’s product candidates, competitive developments, protection of proprietary technology, the ability to make milestone, royalty or other payments due under licensing agreements, and the Company’s ability to attract and retain employees necessary to support its business plan.

Segment Information

The Company views its operations and manages its business as one operating segment, which is the business of discovering and developing potential treatments that address the underlying drivers of heart disease. The Company’s long-lived assets are located in the United States.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less on the date of purchase to be cash equivalents. Cash equivalents primarily consist of money market funds that are stated at fair value.

Restricted Cash

The restricted cash primarily represents security deposits for the Company’s operating leases in South San Francisco, and Union City, California. The security deposits are in the form of a letter of credit secured by restricted cash.

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

Impairment for Long-Lived Assets

Long-lived assets, including construction in progress, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There was no impairment of long-lived assets for any of the periods presented.

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

For purposes of determining the estimated fair value of options granted to employees and nonemployees, the Company uses the Black-Scholes option pricing model. See Note 7 to the Company's financial statements for the specific assumptions used in applying the Black-Scholes valuation model.

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

A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company has recorded a full valuation allowance on its net deferred tax assets.

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

Recently Issued Accounting Pronouncements Note Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for the Company beginning January 1, 2025. The Company is evaluating the impact of this standard on its financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, ASU 2023-07 enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provided new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. ASU 2023-07 is effective for the Company beginning January 1, 2024. The Company is evaluating the impact of this standard on its financial statements and related disclosures.

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

		December 31, 2023
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	91	—	—	91
U.S. treasuries	Level 1	3,595	—	—	3,595
Commercial paper	Level 2	34,901	—	(18)	34,883
Government agencies bonds	Level 2	6,389	1	—	6,390
Marketable securities:
U.S. treasuries	Level 1	16,182	4	(15)	16,171
Commercial paper	Level 2	2,971	—	(2)	2,969
Government agencies bonds	Level 2	39,897	6	(82)	39,821
Total financial assets		$104,026	$11	$(117)	$103,920

		December 31, 2022
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Cash equivalents	Level 1	$20,532	$—	$—	$20,532
Money market funds	Level 1	7,203	—	—	7,203
Commercial paper	Level 2	11,972	—	(4)	11,968
Government agencies bonds	Level 2	54,569	12	—	54,581
Marketable securities:
U.S. treasuries	Level 1	25,273	1	(147)	25,127
Commercial paper	Level 2	43,605	4	(125)	43,484
Corporate bonds	Level 2	2,696	—	(18)	2,678
Government agencies bonds	Level 2	37,770	9	(110)	37,669
Total financial assets		$203,620	$26	$(404)	$203,242

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

The Company believes it is more likely than not that its marketable securities in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. As of December 31, 2023, the Company has not recorded any allowance for credit losses on its investment securities. Based upon its quarterly impairment review, the Company determined that the unrealized losses were not attributed to credit risk, but were primarily driven by the broader change in interest rates. As of December 31, 2023, all available-for-sale marketable securities had remaining maturities of less than one year.

The carrying amount of the Company’s remaining financial assets and liabilities, which include cash, receivables and payables, approximate their fair values due to their short-term nature.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consists of the following:

	December 31, 2023	December 31, 2022
	(In thousands)
Leasehold improvements	$25,608	$23,605
Laboratory equipment	19,973	20,537
Manufacturing equipment	17,716	17,468
Construction in progress	1,730	3,128
Computer equipment and software	1,614	1,060
Furniture and fixtures	976	910
Total property and equipment	$67,617	$66,708
Less: accumulated depreciation and amortization	(24,340)	(15,676)
Total property and equipment, net	$43,277	$51,032

Depreciation and amortization expense for the years ended December 31, 2023 and 2022, was $8.7 million and $6.5 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31, 2023	December 31, 2022
	(In thousands)
Accrued compensation and related expenses	$8,700	$6,299
Accrued research and development expenses	2,583	3,214
Accrued professional services	743	482
ESPP deduction liability	88	124
Accrued facility management services	185	—
Other current liabilities	485	545
Total accrued and other current liabilities	$12,784	$10,664

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2023	December 31, 2022
	(In thousands)
Prepaid expenses	5,783	4,044
Tax credit receivable	—	2,245
Other current assets	1,157	938
Total prepaid expenses and other current assets	$6,940	$7,227

Note 5. Commitments and Contingencies

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

Information related to operating lease activity during the year ended December 31, 2023 was as follows (in thousands):

	Year Ended December 31,
	2023	2022

Operating lease cost	$4,356	$3,714
Variable lease cost	1,265	1,209
Short-term lease cost	5	952
Total lease cost	$5,626	$5,875

Operating lease right-of-use assets obtained in exchange for lease obligations	$1,448	$2,224
Cash paid for amounts included in the measurement of lease liabilities	$5,347	$4,293

As of December 31, 2023, the Company’s operating leases had a weighted average remaining lease term of 5.1 years and a weighted average discount rate of 9.3%. Future minimum lease payments under the Company’s operating leases as of December 31, 2023 were as follows:

Amount
(In thousands)
2024	$5,277
2025	2,445
2026	1,386
2027	1,428
2028	1,471
Thereafter	4,006
Total undiscounted future minimum lease payments	$16,013
Imputed interest	(3,589)
Total operating lease liabilities	$12,424

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

Indemnification

From time to time, the Company may become involved in litigation and other legal actions. The Company estimates the range of liability related to any pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. The Company was not involved in any material litigation as of December 31, 2023 and 2022.

In the normal course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amounts of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with its directors and certain officers that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of December 31, 2023 and 2022, the Company did not have any material indemnification claims that were probable or reasonably possible and, consequently, has not recorded any related liabilities.

Note 6. Stockholders’ Equity

Common Stock

The holders of common stock are entitled to one vote per share on all matters to be voted on by the stockholders of the Company and are entitled to dividends, if and when declared by the board of directors, subject to the prior rights of the preferred stockholders. Common stock issued and outstanding on the balance sheets and statements of stockholders’ equity includes shares related to early exercised options and restricted stock that are subject to repurchase. Common stock issued and outstanding is reduced for any repurchases of early exercised stock options and restricted stock.

“At-the-Market” Equity Offering

On August 10, 2022, the Company entered into a sales agreement (Sales Agreement) with Leerink Partners LLC (formerly SVB Securities LLC) to establish an at-the-market (ATM) offering defined in Rule 415 under the Securities Act. Pursuant to the Sales Agreement, the Company is permitted to offer and sell, from time to time, shares of its common stock having a maximum aggregate offering price of up to $75.0 million. As of December 31, 2023, the Company may issue and sell up to approximately $71.0 million in additional shares of its common stock under the ATM.

Follow-On Offerings

On November 21, 2022, the Company completed an underwritten public offering of 22,613,307 shares of its common stock at a price of $2.60 per share and, to certain investors in lieu of common stock, pre-funded warrants to purchase 6,236,693 shares of its common stock at a price of $2.599 per pre-funded warrant. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.001 per share, subject to certain ownership limitations. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 4,327,500 shares of its common stock to cover overallotments, if any, at $2.60 per share. On November 29, 2022, the underwriters partially exercised the option and purchased an additional 2,816,409 shares of Company’s common stock. As of December 31, 2023, pre-funded warrants for 5,934,176 shares of common stock remained outstanding. .

As of December 31, 2023, total shares of common stock reserved for issuance, on an as-if converted basis, are as follows:

December 31, 2023
Outstanding stock options and awards	9,431,710
Outstanding pre-funded warrants	5,934,176
Shares available for further issuance under the 2021 Equity Incentive Plan	965,665
Shares available for further issuance under the 2021 Employee Stock Purchase Plan	1,405,394
Total	17,736,945

Note 7. Stock-Based Compensation

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

Total shares reserved and available for grant under the 2021 Plan as of December 31, 2023 are 965,665.

Stock Option Activity

The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
		(in dollars)	(Years)	(In thousands)
Outstanding as of December 31, 2022	5,210,182	$10.01
Granted	3,311,758	$3.36
Exercised	(10,875)	$2.71
Cancelled	(167,631)	$5.85
Outstanding as of December 31, 2023	8,343,434	$7.47	8.12	$2,380
Exercisable as of December 31, 2023	3,821,798	$7.81	7.43	$1,700

The aggregate intrinsic value is the value of the Company’s closing stock price on the last trading day of the year in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during the years ended December 31, 2023 and 2022, was $36.7 thousand and $0.2 million.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2023 and 2022 was $2.62 and $9.80 per share.

As of December 31, 2023, there was $25.0 million of unrecognized stock-based compensation cost related to stock options, which is expected to be recognized over an estimated weighted-average period of 2.5 years.

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

Year Ended December 31,
	2023	2022
Expected term (in years)	5.5 – 6.1	5.5 – 6.1
Expected volatility	93% – 95%	95% – 97%
Risk-free interest rate	3.4% – 4.5%	1.6% – 4.2%
Expected dividend yield	—%	—%

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

Restricted Stock Units

Restricted stock units (RSUs) are awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon the completion of a specific period of continued service. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. RSUs are valued at the market price of the underlying common stock on the date of grant. The Company recognizes noncash compensation expense for the fair value of RSUs on a straight-line basis over the requisite service period of the awards. The following table summarizes activity of RSUs granted to employees with service-based vesting under the 2021 Plan.

	Shares	Weighted Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
		(in dollars)	(Years)	(In thousands)
Unvested as of December 31, 2022	459,192	$4.07
Granted	911,813	$3.06
Vested	(254,172)	$3.61
Forfeited	(28,557)	$3.70
Unvested as of December 31, 2023	1,088,276	$3.34	1.19	$3,526

As of December 31, 2023, there was $3.0 million of unrecognized stock-based compensation cost related to RSUs, which is expected to be recognized over an estimated weighted-average period of 2.3 years.

2021 Employee Stock Purchase Plan

Under the Company's 2021 Employee Stock Purchase Plan (ESPP), the Company initially reserved 800,000 shares for future issuance. The number of shares of common stock available for issuance under the ESPP automatically increases on the first day of each fiscal year beginning with 2022 in an amount equal to the lesser of: 800,000 shares; 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding year; or such other amount as the board of directors may determine. As of December 31, 2023, 1,405,394 shares were reserved for future issuance under the ESPP. Under the Company’s ESPP, employees are generally eligible to participate and can purchase shares on each purchase date established semi-annually through payroll deductions at the lower of 85% of the fair market value of the Company’s stock at the commencement of the offering period or each purchase date of the offering period. Each offering period spans 6 months. The ESPP permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation, up to an annual limit of $25,000 per the Internal Revenue Service. The first offering period commenced in January 2022. For the years ended December 30, 2023 and 2022, the stock-based compensation expense for ESPP was not material.

Stock-Based Compensation

The following table summarizes stock-based compensation recognized in the Company’s statements of operations and comprehensive loss:

	Year Ended December 31,
	2023	2022

Research and development	$7,039	$4,914
General and administrative	8,270	6,553
Total stock-based compensation	$15,309	$11,467

Note 8. Income Taxes

No provision for or benefit from income taxes was recorded during the years ended December 31, 2023 and 2022. The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty regarding the realization of such assets. All losses to date have been incurred in the United States. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating losses and tax credit carryforwards.

Effective Tax Rate Reconciliation

The effective tax rate of the Company’s provision for income taxes differs from the federal statutory rate and the effective tax rate reconciliation is as follows:

	December 31,
	2023	2022
U.S. federal taxes at statutory rate	21.0%	21.0%
State taxes (net of federal benefit)	1.2	1.2
Credits	3.7	2.8
Stock-based compensation	(0.3)	(0.3)
Change in valuation allowance	(24.4)	(24.1)
Other	(1.2)	(0.6)
Total	—%	—%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2023	2022
	(In thousands)
Balance at beginning of year	$3,141	$1,470
Additions based on tax positions related to current year	1,423	1,588
Additions based on tax positions related to prior years	—	83
Reductions for tax positions related to prior years	(43)	—
Balance at end of year	$4,521	$3,141

The Company does not expect that its uncertain tax positions will materially change in the next twelve months. The reversal of the uncertain tax benefits would not impact the Company’s effective tax rate as the Company continues to maintain a full valuation allowance against its deferred tax assets.

The Company files tax returns in U.S. federal and state jurisdictions with varying statutes of limitations. Due to net operating loss and credit carryforwards, all of the tax years since inception through the 2023 tax year remain subject to examination by the U.S. federal and state authorities. The Company is currently not subject to any income tax audits by federal or state taxing authorities.

Deferred Income Taxes

The tax effects of significant items comprising the Company’s deferred income taxes are as follows:

	December 31,
	2023	2022
	(In thousands)
Deferred tax assets:
Net operating losses	$52,757	$41,256
Capitalized research and development expenditure	29,318	17,045
Tax credits	15,047	9,347
Lease liability	2,613	3,176
Stock-based compensation	2,880	1,631
Accrued expenses and other	1,713	1,368
Total deferred tax assets	104,328	73,823
Valuation allowance	(101,290)	(71,129)
Deferred tax assets, net of valuation allowance	3,038	2,694
Deferred tax liabilities:
Right-of-use asset	(2,098)	(2,453)
Property and equipment	(940)	(241)
Net deferred tax assets	$—	$—

Beginning January 1, 2022, the Tax Cuts and Jobs Act eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code (IRC) Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses.

The tax benefit of net operating losses, capitalized research expenses, temporary differences and credit carryforwards are recorded as an asset to the extent that the Company assesses that realization is more likely than not. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. As a result of the Company’s recent history of operating losses, the Company believes that recognition of deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance. The valuation allowance increased by $30.2 million and $29.8 million during the years ended December 31, 2023 and 2022. The increase in valuation allowance during the year ended December 31, 2023, was primarily due to the increase in deferred tax assets from 2023 federal net operating losses and the IRC Section 174 capitalized expenses.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2023, the Company’s net operating loss and tax carryforwards are summarized as follows:

(In thousands)	Amount	Expiration in years
Net operating losses, federal (post-December 31, 2017)	$224,796	Do Not Expire
Net operating losses, federal (pre-January 1, 2018)	$3,093	Begins to Expire 2036
Net operating losses, state	$63,212	Begins to Expire 2036
Tax credits, federal	$14,730	Begins to Expire 2036
Tax credits, state	$6,856	Do Not Expire

Under Section 382 of the Internal Revenue Code of 1986, as amended, the ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if the Company has experienced an “ownership change”. This annual limitation may result in the expiration of net operating losses and credits before utilization. As of December 31, 2023, the Company concluded that there were no ownership changes during 2023. The Company’s ability to use its remaining net operating loss carryforwards may be further limited if the Company experiences a Section 382 ownership change as a result of future changes in its stock ownership.

The Company recognizes interest and penalties related to taxes and uncertain tax positions as a component of income tax expense. During the years ended December 31, 2023 and 2022, no interest and penalties were accrued by the Company.

Note 9. Net Loss Per Share

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

	December 31,
	2023	2022
Outstanding stock options and restricted stock units	9,431,710	5,669,374
Restricted stock subject to future vesting	—	853
Total	9,431,710	5,670,227

Note 10. Subsequent Events

On February 12, 2024, the Company completed an underwritten offering of 8,888,890 shares of its common stock at a price of $4.50 per share and, to an investor in lieu of common stock, pre-funded warrants to purchase 2,222,271 shares of its common stock at a price of $4.499 per each pre-funded warrant. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.001 per share, subject to certain ownership limitations. The Company received net proceeds of approximately $46.5 million, after deducting underwriting discounts and commissions of approximately $3.0 million and offering expenses of approximately $0.5 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC on Schedule 14A within 120 days of December 31, 2023, and is incorporated herein by reference.

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

Item 11. Executive Compensation.

Information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC on Schedule 14A within 120 days of December 31, 2023, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC on Schedule 14A within 120 days of December 31, 2023, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC on Schedule 14A within 120 days of December 31, 2023, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC on Schedule 14A within 120 days of December 31, 2023, and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Composite Amended and Restated Certificate of Incorporation of the Tenaya Therapeutics, Inc.	10-Q	001-40656	3.1	8-9-2023
3.2	Amended and Restated Bylaws of Tenaya Therapeutics, Inc.	8-K	001-40656	3.1	3-21-2023
4.1	Specimen common stock certificate of the Registrant.	S-1/A	333-257820	4.2	7-26-2021
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated December 17, 2020.	S-1/A	333-257820	4.1	7-26-2021
4.3	Description of Securities of the Registrant.	10-K	001-40656	4.3	3-23-2022
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-257820	10.1	7-26-2021
10.2+	2021 Equity Incentive Plan and forms of agreements thereunder.	10-K	001-40656	10.2	3-23-2022
10.3+	2021 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	333-257820	10.4	7-26-2021
10.4+	Employment Letter between the Registrant and Faraz Ali, M.B.A.	S-1/A	333-257820	10.5	7-26-2021
10.5+	Employment Letter between the Registrant and Timothy Hoey, Ph.D.	S-1/A	333-257820	10.6	7-26-2021
10.6+	Employment Letter between the Registrant and Leone D. Patterson, M.B.A.	S-1/A	333-257820	10.7	7-26-2021
10.7+	Employment Letter between the Registrant and Whittemore (Whit) Tingley, M.D., Ph.D.	S-1/A	333-257820	10.8	7-26-2021
10.8+	Executive Change in Control and Severance Plan.	8-K	001-40656	10.1	6-12-2023
10.9+	Executive Incentive Compensation Plan.	S-1/A	333-257820	10.13	7-26-2021
10.10+*	Outside Director Compensation Policy.
10.11+	Amended and Restated 2016 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-257820	10.2	7-26-2021
10.12	Lease between HCP Oyster Point III LLC and the Registrant dated as of September 6, 2016.	S-1/A	333-257820	10.10	7-26-2021
10.13	Lease between Terreno Park Union City LLC and the Registrant dated as of February 12, 2021.	S-1/A	333-257820	10.11	7-26-2021
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Compensation Recovery Policy.

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

+ Management contract, compensatory plan or agreement.

† The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENAYA THERAPEUTICS, INC.

Date: March 18, 2024	By:	/s/ Faraz Ali, M.B.A.
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

Name	Title	Date

/s/ Faraz Ali, M.B.A.	Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2024
Faraz Ali, M.B.A.

/s/ Leone D. Patterson, M.B.A.	Chief Financial and Business Officer (Principal Financial and Accounting Officer)	March 18, 2024
Leone D. Patterson, M.B.A.

/s/ Amy L. Burroughs	Director	March 18, 2024
Amy L. Burroughs, M.B.A.

/s/ Jin-Long Chen, Ph.D.	Director	March 18, 2024
Jin-Long Chen, Ph.D.

/s/ David V. Goeddel, Ph.D.	Director	March 18, 2024
David V. Goeddel, Ph.D.

/s/ June Lee, M.D.	Director	March 18, 2024
June Lee, M.D.

/s/ Karah Parschauer	Director	March 18, 2024
Karah Parschauer

/s/ Deepak Srivastava, M.D.	Director	March 18, 2024
Deepak Srivastava, M.D.

/s/ Catherine Stehman-Breen, M.D.	Director	March 18, 2024
Catherine Stehman-Breen, M.D.

/s/ Jeffrey T. Walsh, M.B.A.	Director	March 18, 2024
Jeffrey T. Walsh, M.B.A.

/s/ R. Sanders (Sandy) Williams, M.D.	Director	March 18, 2024
R. Sanders (Sandy) Williams, M.D.