Form 10-Q
period 2024-03-31
Tenaya Therapeutics, Inc.
filed 2024-05-14
CIK 1858848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, the registrant had 78,517,534 shares of common stock, $0.0001 par value per share, outstanding.

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

In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TENAYA THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$59,303	$45,681
Short-term investments in marketable securities	62,946	58,961
Prepaid expenses and other current assets	6,450	6,940
Total current assets	128,699	111,582
Property and equipment, net	41,396	43,277
Operating lease right-of-use assets	9,177	9,979
Other noncurrent assets	5,627	5,677
Total assets	$184,899	$170,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,659	$5,630
Accrued and other current liabilities	8,435	12,784
Operating lease liabilities, current	4,064	4,319
Total current liabilities	19,158	22,733
Operating lease liabilities, noncurrent	7,302	8,105
Other noncurrent liabilities	259	253
Total liabilities	26,719	31,091
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	8	7
Additional paid-in capital	593,802	542,805
Accumulated other comprehensive loss	(120)	(106)
Accumulated deficit	(435,510)	(403,282)
Total stockholders’ equity	158,180	139,424
Total liabilities and stockholders’ equity	$184,899	$170,515

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$25,055	$25,605
General and administrative	8,707	8,118
Total operating expenses	33,762	33,723
Loss from operations	(33,762)	(33,723)
Other income, net:
Interest income	1,452	1,973
Other income, net	82	13
Total other income, net	1,534	1,986
Net loss before income tax expense	(32,228)	(31,737)
Income tax expense	—	—
Net loss	(32,228)	(31,737)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities	(14)	258
Comprehensive loss	$(32,242)	$(31,479)
Net loss per share, basic and diluted	$(0.40)	$(0.43)
Weighted-average shares used in computing net loss per share, basic and diluted	80,982,326	73,097,889

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2024	68,330,342	$7	$542,805	$(106)	$(403,282)	$139,424
Issuance of common stock and pre-funded warrants, net of issuance costs of $3,236	8,888,890	1	46,761			46,762
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	246,708	—	11	—	—	11
Issuance of common stock upon exercise of pre-funded warrants	1,051,594	—	1	—	—	1
Stock-based compensation	—	—	4,224	—	—	4,224
Other comprehensive income	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(32,228)	(32,228)
Balance as of March 31, 2024	78,517,534	$8	$593,802	$(120)	$(435,510)	$158,180

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2023	66,857,113	$7	$522,945	$(378)	$(279,198)	$243,376
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	8,311	—	—	—	—	—
Vesting of early exercised stock options	—	—	1	—	—	1
Stock-based compensation	—	—	3,514	—	—	3,514
Other comprehensive income	—	—	—	258	—	258
Net loss	—	—	—	—	(31,737)	(31,737)
Balance as of March 31, 2023	66,865,424	$7	$526,460	$(120)	$(310,935)	$215,412

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(32,228)	$(31,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,155	2,130
Amortization (accretion) of premium (discount) on marketable securities	(74)	(567)
Stock-based compensation	4,224	3,514
Non-cash operating lease expense	802	754
Other	100	52
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	447	366
Other noncurrent assets	50	163
Accounts payable	1,272	(1,324)
Accrued and other current liabilities	(4,350)	(2,662)
Operating lease liabilities	(1,058)	(979)
Net cash used in operating activities	(28,660)	(30,290)
Cash flows from investing activities:
Purchases of property and equipment	(564)	(629)
Purchases of marketable securities	(23,643)	(25,798)
Proceeds from maturities of marketable securities	19,717	34,500
Other	1	(12)
Net cash (used in) provided by investing activities	(4,489)	8,061
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants in follow-on offering, net of issuance costs	46,762	—
Proceeds from exercise of stock options and employee stock purchase plan	8	—
Proceeds from exercises of pre-funded warrants	1	—
Payment of accrued offering costs	—	(501)
Net cash provided by (used in) financing activities	46,771	(501)
Net change in cash, cash equivalents and restricted cash	13,622	(22,730)
Cash and cash equivalents and restricted cash at beginning of period	46,363	95,671
Cash and cash equivalents and restricted cash at end of period	$59,985	$72,941
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$59,303	$72,542
Restricted cash included in other noncurrent assets	682	399
Cash, cash equivalents and restricted cash	$59,985	$72,941
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued and other current liabilities	$7	$370
Non-cash exercise of stock options	$3	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

1.
Organization and Description of the Business

Description of the Business

Tenaya Therapeutics, Inc. (the Company) was incorporated in the state of Delaware in August 2016 and is headquartered in South San Francisco, California. The Company is a clinical-stage biotechnology company focused on discovering, developing and delivering curative therapies that address the underlying drivers of heart disease. The Company’s lead product candidates include TN-201, a gene therapy for myosin binding protein C3-associated hypertrophic cardiomyopathy, TN-401, a gene therapy for plakophilin 2-associated arrhythmogenic right ventricular cardiomyopathy, and TN-301, a small molecule for heart failure with preserved ejection fraction.

Liquidity

The Company has incurred net losses since inception and expects such losses to continue in the future as it conducts research and development activities. As of March 31, 2024, the Company had an accumulated deficit of $435.5 million. The Company incurred a net loss of $32.2 million and $31.7 million during the three months ended March 31, 2024 and 2023, respectively. The Company had $122.2 million of cash, cash equivalents and investments in marketable securities as of March 31, 2024.

Management recognizes the need to raise additional capital to fully implement its business plan. The Company may seek to raise capital through equity financings, debt financings, license agreements, collaborative agreements or other sources of financing. Management believes that its existing cash, cash equivalents and investments in marketable securities as of March 31, 2024 will be sufficient to fund the Company’s operations for at least the next twelve months following the date these condensed financial statements are filed with the Securities and Exchange Commission (SEC).

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

The interim condensed balance sheet as of March 31, 2024, the interim condensed statements of operations and comprehensive loss, stockholders’ equity and cash flows for the three months ended March 31, 2024 and 2023 are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and reflect all adjustments that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The condensed results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed balance sheet as of December 31, 2023, included herein was derived from the audited financial statements as of that date. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2023, included in Company’s Annual Report on Form 10-K, filed with the SEC on March 18, 2024.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to, accrued expenses related to research and development activities. The Company bases its estimates on historical experience, the current economic environment, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Significant Accounting Policies

There have been no material revisions to the Company’s significant accounting policies described in Note 2 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, ASU 2023-07 enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company is evaluating the impact of this standard on its financial statements and related disclosures.

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

		March 31, 2024
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$1,568	$—	$—	$1,568
U.S. treasuries	Level 1	19,938	—	—	19,938
Commercial paper	Level 2	25,238	—	(14)	25,224
Government agencies bonds	Level 2	11,843	—	(1)	11,842
Marketable securities:
U.S. treasuries	Level 1	18,282	—	(15)	18,267
Commercial paper	Level 2	13,837	—	(10)	13,827
Government agencies bonds	Level 2	30,932	—	(80)	30,852
Total financial assets		$121,638	$—	$(120)	$121,518

		December 31, 2023
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$91	$—	$—	$91
U.S. treasuries	Level 1	3,595	—	—	3,595
Commercial paper	Level 2	34,901	—	(18)	34,883
Government agencies bonds	Level 2	6,389	1	—	6,390
Marketable securities:
U.S. treasuries	Level 1	16,182	4	(15)	16,171
Commercial paper	Level 2	2,971	—	(2)	2,969
Government agencies bonds	Level 2	39,897	6	(82)	39,821
Total financial assets		$104,026	$11	$(117)	$103,920

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

As of March 31, 2024, the fair value of available-for-sale marketable securities was $62.9 million, all of which had remaining maturities of less than one year.

The carrying amount of the Company’s remaining financial assets and liabilities, which include cash, receivables and payables, approximate their fair values due to their short-term nature.

4.
Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Leasehold improvements	$25,668	$25,608
Laboratory equipment	20,066	19,973
Manufacturing equipment	17,716	17,716
Construction in progress	1,809	1,730
Computer equipment and software	1,636	1,614
Furniture and fixtures	982	976
Total property and equipment	$67,877	$67,617
Less: accumulated depreciation and amortization	(26,481)	(24,340)
Total property and equipment, net	$41,396	$43,277

Depreciation and amortization expense for the three months ended March 31, 2024 and 2023 was $2.2 million and $2.1 million, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Accrued compensation and related expenses	$3,959	$8,700
Accrued research and development expenses	2,416	2,583
ESPP deduction liability	704	88
Accrued professional services	461	743
Accrued facility management services	62	185
Other current liabilities	833	485
Total accrued and other current liabilities	$8,435	$12,784

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Prepaid expenses	$5,039	$5,783
Other current assets	1,411	1,157
Total prepaid expenses and other current assets	$6,450	$6,940

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

Information related to operating lease activity during the three months ended March 31, 2024 was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Operating lease cost	$1,075	$1,090
Variable lease cost	367	273
Short-term lease cost	—	5
Total lease cost	$1,442	$1,368

Operating lease right-of-use assets obtained in exchange for lease obligations	$—	$1,593
Cash paid for amounts included in the measurement of lease liabilities	$1,332	$1,315

As of March 31, 2024, the Company’s operating leases had a weighted average remaining lease term of 5.2 years and a weighted average discount rate of 9.4%. Future minimum lease payments under the Company’s operating leases as of March 31, 2024 were as follows:

Amount
(In thousands)
2024 (remaining 9 months)	$3,945
2025	2,445
2026	1,386
2027	1,428
2028	1,471
Thereafter	4,006
Total undiscounted future minimum lease payments	$14,681
Imputed interest	(3,315)
Total operating lease liabilities	$11,366

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

Indemnification

From time to time, the Company may become involved in litigation and other legal actions. The Company estimates the range of liability related to any pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. The Company was not involved in any material litigation as of March 31, 2024.

In the normal course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amounts of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with its directors and certain officers that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of March 31, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and, consequently, has not recorded any related liabilities.

6.
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

Total shares reserved and available for grant under the 2021 Plan as of March 31, 2024 are 364,108.

Stock Option Activity

The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price
		(in dollars)
Outstanding as of December 31, 2023	8,343,434	$7.47
Granted	2,460,100	$5.14
Exercised	(3,667)	$2.91
Cancelled	(10,745)	$16.89
Outstanding as of March 31, 2024	10,789,122	$6.93

Stock option awards granted to employees generally vest over a four-year period. The contractual term of stock option awards is generally 10 years from the grant date.

Stock Option Valuation

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended March 31,
	2024	2023
Expected term (in years)	6.0 – 6.1	6.0 – 6.1
Expected volatility	93%	94% – 95%
Risk-free interest rate	3.9% – 4.3%	3.6% – 4.0%
Expected dividend yield	—%	—%

Restricted Stock Units

Restricted stock units (RSUs) are awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon the completion of a specific period of continued service. RSUs generally vest over a two to four year period and are subject to forfeiture if employment terminates prior to the release of vesting restrictions. RSUs are valued at the market price of the underlying common stock on the date of grant. The Company recognizes noncash compensation expense for the fair value of RSUs on a straight-line basis over the requisite service period of the awards. The following table summarizes activity of RSUs granted to employees with service-based vesting under the 2021 Plan.

	Shares	Weighted Average Grant Date Fair Value per Share
		(in dollars)
Unvested as of December 31, 2023	1,088,276	$3.34
Granted	885,415	$5.22
Vested	(243,041)	$3.22
Forfeited	—	$—
Unvested as of March 31, 2024	1,730,650	$4.32

2021 Employee Stock Purchase Plan

Under the Company's 2021 Employee Stock Purchase Plan (ESPP), the Company initially reserved 800,000 shares for future issuance. The number of shares of common stock available for issuance under the ESPP automatically increases on the first day of each fiscal year for a period of ten years beginning with 2022 in an amount equal to the lesser of: 800,000 shares; 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding year; or such other amount as the board of directors may determine. As of March 31, 2024, 2,088,697 shares were reserved for future issuance under the ESPP. Under the Company’s ESPP, employees are generally eligible to participate and can purchase shares on each purchase date established semi-annually through payroll deductions at the lower of 85% of the fair market value of the Company’s stock at the commencement of the offering period or each purchase date of the offering period. Each offering period spans 6 months. The ESPP permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation, up to an annual limit of $25,000 per the Internal Revenue Service. For the three months ended March 31, 2024 and 2023, the stock-based compensation expense for ESPP was not material.

Stock-Based Compensation

The following table summarizes stock-based compensation recognized in the Company’s condensed statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2024	2023
Research and development	$1,989	$1,571
General and administrative	2,235	1,943
Total stock-based compensation	$4,224	$3,514

7.
Stockholders' Equity

“At-the-Market” Equity Offering

On August 10, 2022, the Company entered into a sales agreement (Sales Agreement) with Leerink Partners LLC (formerly SVB Securities LLC) to establish an at-the-market (ATM) offering defined in Rule 415 under the Securities Act. Pursuant to the Sales Agreement, the Company is permitted to offer and sell, from time to time, shares of its common stock having a maximum aggregate offering price of up to $75.0 million. As of March 31, 2024, the Company may issue and sell up to approximately $71.0 million in additional shares of its common stock under the ATM.

Follow-On Offering

On February 12, 2024, the Company completed an underwritten offering of 8,888,890 shares of its common stock at a price of $4.50 per share and, to an investor in lieu of common stock, pre-funded warrants to purchase 2,222,271 shares of its common stock at a price of $4.499 per each pre-funded warrant. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.001 per share, subject to certain ownership limitations. The Company received net proceeds of approximately $46.8 million, after deducting underwriting discounts and commissions of approximately $3.0 million and offering expenses of $0.2 million.

As of March 31, 2024, total shares of common stock reserved for issuance, on an as-if converted basis, are as follows:

March 31, 2024
Outstanding stock options and awards	12,519,772
Outstanding pre-funded warrants	7,104,853
Shares available for further issuance under the 2021 Equity Incentive Plan	364,108
Shares available for further issuance under the 2021 Employee Stock Purchase Plan	2,088,697
Total	22,077,430

8.
Income Taxes

For the three months ended March 31, 2024 and 2023, the Company did not record any income tax expense or benefit. The Company has recorded a full valuation allowance against its U.S. federal and state deferred tax assets as the Company believes it is more likely than not that the benefit will not be realized.

9.
Net Loss Per Share

Basic and diluted loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Basic weighted-average shares of common stock outstanding includes the weighted-average effect of the Company’s outstanding pre-funded warrants.

The following potentially dilutive securities were not included in the calculation of diluted net loss per share as of the periods presented because the effect would have been anti-dilutive:

	March 31,
	2024	2023
Outstanding stock options and restricted stock units	12,519,772	9,134,514
Restricted stock subject to future vesting	—	38
Total	12,519,772	9,134,552

10.
Subsequent Event

On May 14, 2024, the Company announced cost containment measures, including a committed plan to reduce its workforce (the “Workforce Reduction”) by approximately 22%. The cost containment measures align with the Company's focus on generating data from its clinical-stage gene therapy programs.

In connection with the Workforce Reduction, the Company estimates that it will incur approximately $1.3 million to $1.5 million of aggregate charges, primarily related to employee cash severance and continuing health benefits, which are expected to be substantially recognized during the second quarter of 2024.

The foregoing estimates that the Company expects to incur in connection with the Workforce Reduction are contingent upon various assumptions and actual results may differ. The Company may also incur additional costs not currently contemplated due to events related to or resulting from the Workforce Reduction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2023, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2024, or Annual Report.

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

Our lead investigational product candidates are TN-201, a gene therapy for myosin binding protein C3 (MYBPC3)-associated hypertrophic cardiomyopathy (HCM), TN-401, a gene therapy for plakophilin 2 (PKP2)-associated arrhythmogenic right ventricular cardiomyopathy (ARVC), and TN-301, a small molecule for heart failure with preserved ejection fraction (HFpEF).

TN-201 is our potential first-in-class and best-in-class gene therapy for adults and children with HCM due to MYBPC3 gene mutations. These mutations result in a deficiency of myosin binding protein, which in turn can cause the heart walls of affected individuals to become significantly thickened, leading to fibrosis, abnormal heart rhythms, cardiac dysfunction and heart failure. HCM is a chronic, progressive condition and those diagnosed with the disease often experience significant impairment in overall quality of life. TN-201 utilizes a recombinant adeno-associated virus serotype 9 (AAV9) capsid to deliver a working MYBPC3 gene to specific cells of the heart in order to produce cardiac myosin binding protein and thereby slow or even reverse the course of MYBPC3-associated HCM following a single infusion. In October 2023, we began dosing patients in the MyPEAKTM-1 Phase 1b multi-center, open-label clinical trial, designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-201. Initial data from the trial is anticipated in the second half of 2024.

To support our development efforts for TN-201 we are conducting two noninterventional studies: a study evaluating seroprevalence to AAV9 antibodies among adults with MYBPC3-associated HCM, and MyClimb, a prospective and retrospective global natural history study focused on pediatric patients with MYBPC3 mutation-associated cardiomyopathy. The seroprevalence study has completed enrollment and data is under analysis. The objective of the natural history study is to characterize the outcomes, burden of illness, risk factors, quality of life, and biomarkers associated with disease progression in pediatric patients with cardiomyopathy due to MYBPC3 gene mutations, as well as treatments and procedures. MyClimb complements existing disease registries focused primarily on adult patient HCM populations and may support and expedite the development of TN-201 in the pediatric patient population. TN-201 has received orphan drug designation from the FDA and orphan medicinal product designation from the EC, as well as Fast Track Designation from the FDA.

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

In October 2023, the FDA provided clearance of our IND application to initiate clinical testing of TN-401. We plan to initiate patient dosing in RIDGETM-1, our Phase 1b multi-center, open-label clinical trial, designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-401, in the second half of 2024. In support of our development efforts for TN-401, we have initiated a global noninterventional study to collect treatment history and seroprevalence to AAV9 antibodies data among ARVC patients who carry pathogenic or likely pathogenic PKP2 gene mutations.TN-401 has received orphan drug designation from the FDA and orphan medicinal product designation from the European Commission (EC), as well as Fast Track Designation from the FDA.

TN-301 is our small molecule inhibitor of histone deacetylase-6 (HDAC6), initially being developed for the potential treatment of HFpEF. HFpEF is characterized by a stiffening of the heart muscle resulting in an inability for the left ventricle to relax and pump blood effectively with each contraction. There are several cellular processes thought to underlie the pathophysiology of HFpEF, including increases in fibrosis and inflammation and defects in metabolism. Although HFpEF accounts for approximately half of all heart failures, there are few proven treatment options.

In October 2023, we shared positive data from our Phase 1 clinical trial of TN-301 in healthy participants at the 2023 Heart Failure Society of America Annual Scientific Meeting. The Phase 1 trial enrolled participants in two stages. In Stage 1, participants received single ascending doses and in Stage 2, participants received multiple ascending doses. TN-301 was generally well tolerated across the broad range of doses studied. Pharmacokinetic results showed overall dose proportionality in both stages of the clinical trial with a half-life supportive of once-daily dosing. Increasing doses and exposures with TN-301 correlated with increased pharmacodynamic effects. There were no changes in histone acetylation with TN-301 underscoring the selectivity of TN-301 for HDAC6 and potentially reducing the risk of off target effects observed with less selective HDAC6 inhibitors or pan-HDAC inhibition. In preclinical studies, selective HDAC6 inhibition has been shown to have comparable efficacy to empagliflozin, a sodium-glucose cotransporter-2 (SGLT2) inhibitor which is approved for the treatment of HFpEF. More recently, using a validated mouse model of disease, we demonstrated that HDAC6 inhibition co-administered with a SGLT2 inhibitor demonstrated additive benefit, improving several measures of heart function. Taken together, these data support continued development of TN-301 as a potential treatment for patients with HFpEF. We believe late-stage clinical development of TN-301 is best suited for development by or with a well-resourced partner.

In addition to our lead product candidates, we have multiple early-stage programs progressing through preclinical development using various therapeutic approaches, including gene editing, cellular regeneration and gene addition to address other forms of rare and/or prevalent heart disease.

Our distinct suite of integrated capabilities supports our efforts to discover and develop disease-modifying treatments focused on heart disease. We also continue to invest in complementary new technologies and the optimization of our existing proprietary capabilities, including the use of human-iPSC disease models, machine learning and phenotypic screening, gene editing, capsid engineering and novel promoter constructs to enable the discovery, design, delivery and development of therapeutics that are best suited to a given cardiovascular condition. We have also internalized and integrated both current Good Manufacturing Practices (cGMP) and non-GMP AAV manufacturing capabilities to support our emerging portfolio of gene therapy and cellular regeneration product candidates. Our Genetic Medicines Manufacturing Center, a cGMP facility, is strategically located near our research labs in the San Francisco Bay Area to enable smooth scale-up of production to support our clinical studies and utilizes a modular, scalable design to produce AAV-based gene therapies under current GMP standards. We seek to build on existing proprietary capabilities with the aim of increasing the safety and efficacy of genetic medicines, accelerating early-stage discovery and preclinical optimization and reducing the overall cost of goods by increasing manufacturing productivity.

In May 2024, we announced cost containment measures, including a committed plan to reduce our workforce (the “Workforce Reduction”) by approximately 22%. The cost containment measures align with our focus on generating data from our clinical-stage gene therapy programs.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023:

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,		$	%
(in thousands, except percentages)	2024	2023	Change	Change
Operating expenses:
Research and development	$25,055	$25,605	$(550)	(2%)
General and administrative	8,707	8,118	589	7%
Total operating expenses	33,762	33,723	39	0%
Loss from operations	(33,762)	(33,723)	(39)	0%
Other income (expense), net:
Interest income	1,452	1,973	(521)	(26%)
Other income (expense), net	82	13	69	531%
Total other income (expense), net	1,534	1,986	(452)	(23%)
Net loss	$(32,228)	$(31,737)	$(491)	2%

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

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended March 31,		$	%
(in thousands, except percentages)	2024	2023	Change	Change
Personnel-related costs	$10,549	$9,563	$986	10%
Facility and laboratory costs	6,932	9,170	(2,238)	(24%)
Outside services	6,822	6,300	522	8%
Other research and development expenses	752	572	180	31%
Total research and development expenses	$25,055	$25,605	$(550)	(2%)

Research and development expenses were $25.1 million and $25.6 million for the three months ended March 31, 2024 and 2023, respectively. The year-over-year decrease of $0.6 million, or 2%, was primarily due to:

•
a decrease of $2.2 million in facility and laboratory costs, reflecting lower costs for laboratory supplies and materials related to IND-enabling activities; partially offset by
•
an increase of $1.0 million in employee-related costs reflecting higher stock-based compensation and salaries; and
•
an increase of $0.5 million in outside services reflecting higher costs related to clinical trial activities.

The process of conducting the necessary research to advance through the clinical stages and ultimately obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we cannot reasonably estimate or know the nature, timing or estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. However, we expect our research and development expenses to generally remain flat for the remainder of 2024.

General and Administrative

General and administrative expenses consist of personnel-related costs (including salaries, benefits and stock-based compensation for our employees in finance, human resources and other administrative functions), legal fees, professional fees incurred for accounting, audit and tax services, information technology and facility costs not otherwise included in research and development expenses. Legal fees primarily include those related to corporate and intellectual property-related matters.

General and administrative expenses were $8.7 million and $8.1 million for the three months ended March 31, 2024 and 2023, respectively. The year-over-year increase of $0.6 million, or 7%, was primarily due to an increase in stock-based compensation and professional fees.

We expect our general and administrative expenses to generally remain flat for the remainder of 2024, as we continue to support our research and development activities and business development opportunities, and incur professional service fees. In addition, we will continue to incur legal, accounting, insurance and other expenses in operating our business as a public company, including costs associated with regulatory and compliance activities.

Interest Income

Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. The year-over-year decrease of $0.5 million was primarily due to lower cash, cash equivalents and investment balances.

Net Loss

Net loss for the three months ended March 31, 2024, was $32.2 million, compared to a net loss of $31.7 million for the three months ended March 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and we have incurred significant net losses and negative cash flows from operations. From our inception through March 31, 2024, we have funded our operations primarily from the sale and issuance of our equity securities. As of March 31, 2024, we had cash, cash equivalents and investments in marketable securities of $122.2 million and an accumulated deficit of $435.5 million.

Follow-on Offering

On February 12, 2024, we completed an underwritten offering of 8,888,890 shares of its common stock at a price of $4.50 per share and, to an investor in lieu of common stock, pre-funded warrants to purchase 2,222,271 shares of its common stock at a price of $4.499 per pre-funded warrant under our registration statement on Form S-3 (File No. 333-266741). The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.001 per share, subject to certain ownership limitations. We received net proceeds of approximately $46.8 million, after deducting underwriting discounts and commissions of approximately $3.0 million and other offering expenses of approximately $0.2 million.

“At-the-Market” Equity Offering

On August 10, 2022, we entered into a sales agreement (the Sales Agreement) with Leerink Partners LLC (formerly SVB Securities LLC). Pursuant to the Sales Agreement, we may sell from time to time up to an aggregate of $75.0 million of our common stock through an “at-the-market” (ATM) offering defined in Rule 415 under the Securities Act. The $75.0 million of common stock that may be offered, issued and sold under the Sales Agreement is included in the $300.0 million of securities that may be offered, issued and sold by us under our registration statement on Form S-3 (File No. 333-266741). As of March 31, 2024, we may issue and sell up to approximately $71.0 million in additional shares of our common stock under the ATM.

Funding Requirements

We expect that we will continue to incur operating losses over the foreseeable future. Our operating expenses are expected to remain relatively flat for the next twelve months but may increase in the future, if and as we:

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net cash provided by (used in):
Operating activities	$(28,660)	$(30,290)
Investing activities	(4,489)	8,061
Financing activities	46,771	(501)
Net change in cash, cash equivalents and restricted cash	$13,622	$(22,730)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $28.7 million, which consisted primarily of a net loss of $32.2 million and a net change in operating assets and liabilities of $3.6 million, partially offset by $6.9 million in non-cash charges. The change in net operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses and other current liabilities of $3.1 million and a decrease in operating lease liabilities of $1.1 million, partially offset by a decrease of prepaid expenses and other current assets of $0.4 million. Cash flows from operations are generally impacted by the timing of payments to vendors and vendor payment terms. The non-cash charges primarily consisted of stock-based compensation of $4.2 million and depreciation and amortization of $2.2 million.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was $4.5 million, which consisted primarily of purchases of marketable securities of $23.6 million, partially offset by proceeds from maturities of marketable securities of $19.7 million.

Net cash provided by investing activities for the three months ended March 31, 2023 was $8.1 million, which consisted of proceeds from maturities of marketable securities of $34.5 million, partially offset by purchases of marketable securities of $25.8 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $46.8 million, which primarily consisted of net proceeds from follow-on offering of $46.8 million.

Net cash used in financing activities for the three months ended March 31, 2023 consisted of payments of accrued offering costs.

Contractual Obligations and Other Commitments

As of March 31, 2024, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to our critical accounting policies and estimates during the three and three months ended March 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception, have not generated any product revenue to date and have financed our operations principally through issuances of our stock. As of March 31, 2024, we had an accumulated deficit of $435.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs, manufacturing activities and from general and administrative costs associated with our operations. Our product candidates will require substantial additional development time and resources before we will be able to apply for regulatory approvals and, if approved, begin generating revenue from product sales. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Our recent cost containment initiative, including our committed plan to reduce our workforce, may not result in the anticipated savings and could result in total costs and expenses that are greater than expected and could disrupt our business.

On May 14, 2024, in alignment with our focus on generating data from our clinical-stage gene therapy programs, we announced cost containment measures, including the Workforce Reduction. Personnel reductions were initiated across our entire organization that when completed will impact approximately 22% of our workforce. We expect to incur approximately $1.3 million to $1.5 million of aggregate charges, primarily related to employee cash severance and continuing health benefits, which costs are expected to be substantially recognized during the second quarter of 2024.

Our cost containment initiative, including the Workforce Reduction, may be disruptive to our operations. For example, the Workforce Reduction could yield unanticipated consequences, such as attrition beyond planned staff reductions, the loss of institutional knowledge and expertise, increased difficulties in our day-to-day operations, reduced employee morale and diversion of our management and employee attention from other business priorities. The Workforce Reduction could also harm our ability to attract and retain qualified personnel who are critical to our business, make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel. We also may be required to take additional cost-saving measures in the future, including those involving personnel, and we may incur severance and other related costs.

If we experience excessive unanticipated inefficiencies or incremental costs in connection with the Workforce Reduction, we may be unable to meaningfully realize cost savings and we may incur expenses in excess of what we anticipate. If we are unable to realize the anticipated benefits from the Workforce Reduction and our other cost-saving measures, or if we experience significant adverse consequences from these measures, it could prevent us from meeting our strategic objectives and could adversely impact our results of operations and financial condition.

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

As of March 31, 2024, we had $122.2 million in cash, cash equivalents and investments in marketable securities. We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our preclinical development programs, platforms, manufacturing activities, ongoing or planned clinical trials or future commercialization efforts.

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

The same applies in the European Union (EU). The EMA’s Committee for Advanced Therapies (CAT) is responsible for assessing the quality, safety, and efficacy of advanced-therapy medicinal products. Advanced-therapy medicinal products include gene therapy medicines, somatic-cell therapy medicines and tissue- engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the EU, the development and evaluation of a gene therapy product must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines. As a result, the procedures and standards applied to gene therapy products and cell therapy products in the EU may be applied to any gene therapy product candidate we may develop, but that remains uncertain at this point. Furthermore, approvals by the EMA may not be indicative of what the FDA may require for approval.

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

Due to the significant resources required for the development of product candidates, in particular our product candidates in clinical trials, we must decide which programs, product candidates and indications to pursue and advance the amount of resources to allocate to each. For example, in connection with our cost containment measures, including the Workforce Reduction, we are prioritizing the ongoing clinical development of our lead gene therapy programs. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular programs, product candidates or therapeutic areas may not lead to the development of any viable commercial product and may result in the diversion of resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain platforms, programs or product candidates may subsequently also prove to be less than optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the biotechnology industry, in particular in the field of cardiology, our business could be seriously harmed. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other programs, product candidates or other diseases that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to our platforms or product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

We have fully integrated and internalized AAV manufacturing capabilities to support our gene therapy product candidates. However, to optimize our resources and to utilize extensive third-party experience in small molecule manufacturing, we intend to work with contract development and manufacturing organizations (CDMOs) for our small molecule programs.

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

Even if we eventually complete clinical testing and receive approval for our product candidates, the FDA, EMA and other comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested or may impose other prescribing limitations or warnings that limit the product’s commercial potential. Furthermore, any regulatory approval to market a drug may be subject to significant limitations on the approved uses or indications for which we may market, promote and advertise the drug or the labeling or other restrictions. The regulatory authorities may require precautions or contra-indications with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, the FDA has the authority to require a Risk Evaluation and Mitigation Strategy plan as part of approving an NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. These requirements or restrictions might include limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and materially harm our business, financial condition, results of operations and prospects, and may significantly limit the size of the market for the drug and affect reimbursement by third-party payors.

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
•
the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, also imposes obligations, including mandatory contractual terms, on covered entities, which are health plans, healthcare clearinghouses, and certain health care providers, as those terms are defined by HIPAA, and their respective business associates and their subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
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

We are highly dependent on the principal members of our management, our scientific founders and other scientific and clinical advisors and consultants, and our scientific and medical staff. The Workforce Reduction, and any future cost containment initiatives, could have an adverse impact on our ability to retain and recruit qualified personnel. If we do not succeed in attracting and retaining such personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. We do not maintain “key person” insurance for any of our executives or other employees. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future licensors or collaborators will be successful in protecting our product candidates and platforms by obtaining and defending adequate patent coverage. These risks and uncertainties include the following:

•
the United States Patent and Trademark Office (USPTO) and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the non-compliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;
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

Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict. The cumulative effect of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 31, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 63% of our common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger or other major corporate transactions. This concentration of ownership may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as a stockholder, entrench our management and board of directors or delay or prevent a merger, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. For example, we filed a shelf registration statement on Form S-3 that became effective on August 17, 2022, which allows us to undertake various equity and debt offerings up to $300.0 million (the Shelf Registration), and as of March 31, 2024, we have sold 34,854,373 shares of our common stock and pre-funded warrants to purchase 8,458,964 shares of our common stock pursuant to the Shelf Registration.

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

(c)
Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Composite Amended and Restated Certificate of Incorporation of Tenaya Therapeutics, Inc., as amended	10-Q	001-40656	3.1	8-9-2023

3.2	Amended and Restated Bylaws of Tenaya Therapeutics, Inc.	8-K	001-40656	3.1	3-21-2023

4.1	Form of Pre-Funded Warrant	8-K	001-40656	4.1	2-8-2024

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With

Embedded Linkbase Documents.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.

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

Tenaya Therapeutics, Inc.

Date: May 14, 2024	By:	/s/ Faraz Ali, M.B.A.
Faraz Ali, M.B.A.
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Leone D. Patterson, M.B.A.
Leone D. Patterson, M.B.A.
Chief Financial and Business Officer (Principal Financial and Accounting Officer)