Form 10-Q
period 2024-06-30
Tenaya Therapeutics, Inc.
filed 2024-08-08
CIK 1858848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, the registrant had 78,889,107 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TENAYA THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$58,134	$45,681
Short-term investments in marketable securities	41,169	58,961
Prepaid expenses and other current assets	5,726	6,940
Total current assets	105,029	111,582
Property and equipment, net	39,437	43,277
Operating lease right-of-use assets	13,656	9,979
Other noncurrent assets	5,063	5,677
Total assets	$163,185	$170,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,319	$5,630
Accrued and other current liabilities	9,030	12,784
Operating lease liabilities, current	3,363	4,319
Total current liabilities	16,712	22,733
Operating lease liabilities, noncurrent	12,210	8,105
Other noncurrent liabilities	266	253
Total liabilities	29,188	31,091
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	8	7
Additional paid-in capital	598,997	542,805
Accumulated other comprehensive loss	(67)	(106)
Accumulated deficit	(464,941)	(403,282)
Total stockholders’ equity	133,997	139,424
Total liabilities and stockholders’ equity	$163,185	$170,515

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$22,649	$26,477	$47,704	$52,082
General and administrative	8,174	8,627	16,881	16,745
Total operating expenses	30,823	35,104	64,585	68,827
Loss from operations	(30,823)	(35,104)	(64,585)	(68,827)
Other income, net:
Interest income	1,393	1,837	2,845	3,810
Other income (loss), net	(1)	(2)	81	11
Total other income, net	1,392	1,835	2,926	3,821
Net loss before income tax expense	(29,431)	(33,269)	(61,659)	(65,006)
Income tax expense	—	—	—	—
Net loss	(29,431)	(33,269)	(61,659)	(65,006)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities	53	(213)	39	45
Comprehensive loss	$(29,378)	$(33,482)	$(61,620)	$(64,961)
Net loss per share, basic and diluted	$(0.34)	$(0.45)	$(0.74)	$(0.89)
Weighted-average shares used in computing net loss per share, basic and diluted	85,706,501	73,399,847	83,344,414	73,249,702

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2024	68,330,342	$7	$542,805	$(106)	$(403,282)	$139,424
Issuance of common stock and pre-funded warrants, net of issuance costs of $3,236	8,888,890	1	46,761			46,762
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	246,708	—	11	—	—	11
Issuance of common stock upon exercise of pre-funded warrants	1,051,594	—	1	—	—	1
Stock-based compensation	—	—	4,224	—	—	4,224
Other comprehensive loss	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(32,228)	(32,228)
Balance as of March 31, 2024	78,517,534	$8	$593,802	$(120)	$(435,510)	$158,180
Issuance of common stock pursuant to employee stock purchase plan	320,951	—	554	—	—	554
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	28,952	—	30	—	—	30
Stock-based compensation	—	—	4,611	—	—	4,611
Other comprehensive income	—	—	—	53	—	53
Net loss	—	—	—	—	(29,431)	(29,431)
Balance as of June 30, 2024	78,867,437	$8	$598,997	$(67)	$(464,941)	$133,997

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2023	66,857,113	$7	$522,945	$(378)	$(279,198)	$243,376
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	8,311	—	—	—	—	—
Vesting of early exercised stock options	—	—	1	—	—	1
Stock-based compensation	—	—	3,514	—	—	3,514
Other comprehensive income	—	—	—	258	—	258
Net loss	—	—	—	—	(31,737)	(31,737)
Balance as of March 31, 2023	66,865,424	$7	$526,460	$(120)	$(310,935)	$215,412
Issuance of common stock in connection with at-the-market sales, net of issuance costs of $120	535,767	—	3,868	—	—	3,868
Issuance of common stock upon exercise of pre-funded warrants	302,517	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	150,575	—	282	—	—	282
Issuance of common stock upon exercise of stock options	10,875	—	29	—	—	29
Stock-based compensation	—	—	3,831	—	—	3,831
Other comprehensive loss	—	—	—	(213)	—	(213)
Net loss	—	—	—	—	(33,269)	(33,269)
Balance as of June 30, 2023	67,865,158	$7	$534,470	$(333)	$(344,204)	$189,940

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(61,659)	$(65,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,278	4,325
Amortization (accretion) of premium (discount) on marketable securities	68	(1,056)
Stock-based compensation	8,835	7,345
Non-cash operating lease expense	1,625	1,530
Other	154	105
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,138	733
Other noncurrent assets	351	(726)
Accounts payable	(1,160)	(223)
Accrued and other current liabilities	(3,754)	(1,542)
Operating lease liabilities	(2,153)	(1,995)
Net cash used in operating activities	(52,277)	(56,510)
Cash flows from investing activities:
Purchases of property and equipment	(637)	(837)
Purchases of marketable securities	(34,451)	(40,998)
Proceeds from maturities of marketable securities	52,209	74,984
Other	5	(3)
Net cash provided by investing activities	17,126	33,146
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants in follow-on offering, net of issuance costs	46,762	—
Proceeds from exercise of stock options and employee stock purchase plan	578	311
Proceeds from exercises of pre-funded warrants	1	—
Proceeds from at-the-market sales, net of issuance costs	—	3,868
Payment of accrued offering costs	—	(501)
Net cash provided by financing activities	47,341	3,678
Net change in cash, cash equivalents and restricted cash	12,190	(19,686)
Cash and cash equivalents and restricted cash at beginning of period	46,363	95,671
Cash and cash equivalents and restricted cash at end of period	$58,553	$75,985
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$58,134	$75,565
Restricted cash included in other noncurrent assets	419	420
Cash, cash equivalents and restricted cash	$58,553	$75,985
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued and other current liabilities	$98	$44

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

Liquidity

The Company has incurred net losses since inception and expects such losses to continue in the future as it conducts research and development activities. As of June 30, 2024, the Company had an accumulated deficit of $464.9 million. The Company incurred a net loss of $61.7 million and $65.0 million during the six months ended June 30, 2024 and 2023, respectively. The Company had $99.3 million of cash, cash equivalents and investments in marketable securities as of June 30, 2024.

On August 6, 2024, the Company entered into a Loan Agreement with Silicon Valley Bank (SVB), a division of First-Citizens Bank & Trust Company (the Loan Agreement). Under the Loan Agreement, the Company has the right to draw down $15.0 million at its discretion, up to an additional $10.0 million upon the satisfaction of certain milestones and up to an additional $20.0 million that may be available at SVB's discretion, subject to specified conditions. See Note 10, Subsequent Event, for further details.

Management recognizes the need to raise additional capital to fully implement its business plan. The Company may seek to raise capital through equity financings, debt financings, license agreements, collaborative agreements or other sources of financing. Management believes that its existing cash, cash equivalents and investments in marketable securities as of June 30, 2024, along with the $15.0 million of funds available under its Loan Agreement with SVB, will be sufficient to fund the Company’s operations for at least the next twelve months following the date these condensed financial statements are filed with the Securities and Exchange Commission (SEC).

Workforce Reduction

On May 14, 2024, the Company announced cost containment measures, including a committed plan to reduce its workforce (the Workforce Reduction) by approximately 22%. The cost containment measures align with the Company's focus on generating data from its clinical-stage gene therapy programs. The Workforce Reduction has been substantially completed as of June 30, 2024. During the quarter ended June 30, 2024, the Company recognized $1.4 million of aggregate charges, primarily related to employee cash severance and continuing health insurance benefits.

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

The interim condensed balance sheet as of June 30, 2024, the interim condensed statements of operations and comprehensive loss, stockholders’ equity and cash flows for the six months ended June 30, 2024 and 2023 are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and reflect all adjustments that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The condensed results of operations for the six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed balance sheet as of December 31, 2023, included herein was derived from the audited financial statements as of that date. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2023, included in Company’s Annual Report on Form 10-K, filed with the SEC on March 18, 2024.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, ASU 2023-07 enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company is evaluating the impact of this standard on its financial statements and related disclosures.

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

		June 30, 2024
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$264	$—	$—	$264
U.S. treasuries	Level 1	15,967	—	—	15,967
Commercial paper	Level 2	18,940	—	(10)	18,930
Government agencies bonds	Level 2	21,084	—	(2)	21,082
Marketable securities:
U.S. treasuries	Level 1	13,302	—	(10)	13,292
Commercial paper	Level 2	4,963	—	(3)	4,960
Government agencies bonds	Level 2	22,959	—	(42)	22,917
Total financial assets		$97,479	$—	$(67)	$97,412

		December 31, 2023
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$91	$—	$—	$91
U.S. treasuries	Level 1	3,595	—	—	3,595
Commercial paper	Level 2	34,901	—	(18)	34,883
Government agencies bonds	Level 2	6,389	1	—	6,390
Marketable securities:
U.S. treasuries	Level 1	16,182	4	(15)	16,171
Commercial paper	Level 2	2,971	—	(2)	2,969
Government agencies bonds	Level 2	39,897	6	(82)	39,821
Total financial assets		$104,026	$11	$(117)	$103,920

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

As of June 30, 2024, the fair value of available-for-sale marketable securities was $41.2 million, all of which had remaining maturities of less than one year.

The carrying amount of the Company’s remaining financial assets and liabilities, which include cash, receivables and payables, approximate their fair values due to their short-term nature.

4.
Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Leasehold improvements	$25,728	$25,608
Laboratory equipment	20,197	19,973
Manufacturing equipment	17,716	17,716
Construction in progress	1,753	1,730
Computer equipment and software	1,665	1,614
Furniture and fixtures	982	976
Total property and equipment	$68,041	$67,617
Less: accumulated depreciation and amortization	(28,604)	(24,340)
Total property and equipment, net	$39,437	$43,277

Depreciation and amortization expense for the three months ended June 30, 2024 and 2023 was $2.1 million and $2.2 million, respectively. Depreciation and amortization expense for each of the six months ended June 30, 2024 and 2023 was $4.3 million.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Accrued compensation and related expenses	$5,449	$8,700
Accrued research and development expenses	1,713	2,583
Accrued taxes	836	280
Accrued professional services	462	743
Accrued facility management services	288	185
Other current liabilities	282	293
Total accrued and other current liabilities	$9,030	$12,784

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Prepaid expenses	$4,320	$5,783
Other current assets	1,406	1,157
Total prepaid expenses and other current assets	$5,726	$6,940

5.
Commitments and Contingencies

Facility Leases

In December 2016, the Company entered into a lease agreement for office and laboratory space in South San Francisco, California. The lease was initially set to expire in May 2025 and the Company may renew the lease term for two additional five-year periods. In June 2024, the Company entered the First Amendment to the lease. Under the First Amendment, the Company extended the term of the lease from June 2025 through November 2027. This extended term was deemed to represent the first of the two renewal options. The Company has one option remaining to extend the lease term for a period of five years at the end of the extended lease term.

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

Information related to operating lease activity during the three and six months ended June 30, 2024 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Operating lease cost	$1,075	$1,091	$2,150	$2,181
Variable lease cost	336	322	703	595
Short-term lease cost	—	—	—	5
Total lease cost	$1,411	$1,413	$2,853	$2,781

Operating lease right-of-use assets obtained in exchange for lease obligations			$5,302	$—
Cash paid for amounts included in the measurement of lease liabilities			$2,677	$2,646

As of June 30, 2024, the Company’s operating leases had a weighted average remaining lease term of 5.0 years and a weighted average discount rate of 8.8%. As of December 31, 2023, the Company’s operating leases had a weighted average remaining lease term of 5.1 years and a weighted average discount rate of 9.3%. Future minimum lease payments under the Company’s operating leases as of June 30, 2024 were as follows:

Amount
(In thousands)
2024 (remaining 6 months)	$2,600
2025	3,861
2026	3,864
2027	3,775
2028	1,471
Thereafter	4,006
Total undiscounted future minimum lease payments	$19,577
Imputed interest	(4,004)
Total operating lease liabilities	$15,573

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

Indemnification

From time to time, the Company may become involved in litigation and other legal actions. The Company estimates the range of liability related to any pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. The Company was not involved in any material litigation as of June 30, 2024.

In the normal course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amounts of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with its directors and certain officers that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of June 30, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and, consequently, has not recorded any related liabilities.

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

Total shares reserved and available for grant under the 2021 Plan as of June 30, 2024 are 781,439.

Stock Option Activity

The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price
		(in dollars)
Outstanding as of December 31, 2023	8,343,434	$7.47
Granted	2,470,100	$5.13
Exercised	(14,543)	$2.80
Cancelled	(346,964)	$10.68
Outstanding as of June 30, 2024	10,452,027	$6.82

Stock option awards granted to employees generally vest over a four-year period. The contractual term of stock option awards is generally 10 years from the grant date.

Stock Option Valuation

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected term (in years)	6.0	5.5 – 6.1	6.0 – 6.1	5.5 – 6.1
Expected volatility	92%	94% – 95%	92% – 93%	94% – 95%
Risk-free interest rate	4.5%	3.4% – 3.9%	3.9% – 4.5%	3.4% – 4.0%
Expected dividend yield	—%	—%	—%	—%

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

	Shares	Weighted Average Grant Date Fair Value per Share
		(in dollars)
Unvested as of December 31, 2023	1,088,276	$3.34
Granted	893,665	$5.21
Vested	(261,117)	$3.28
Forfeited	(99,362)	$4.70
Unvested as of June 30, 2024	1,621,462	$4.30

2021 Employee Stock Purchase Plan

Under the Company's 2021 Employee Stock Purchase Plan (ESPP), the Company initially reserved 800,000 shares for future issuance. The number of shares of common stock available for issuance under the ESPP automatically increases on the first day of each fiscal year for a period of ten years beginning with 2022 in an amount equal to the lesser of: 800,000 shares; 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding year; or such other amount as the board of directors may determine. As of June 30, 2024, 1,767,746 shares were reserved for future issuance under the ESPP. Under the Company’s ESPP, employees are generally eligible to participate and can purchase shares on each purchase date established semi-annually through payroll deductions at the lower of 85% of the fair market value of the Company’s stock at the commencement of the offering period or each purchase date of the offering period. Each offering period spans 6 months. The ESPP permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation, up to an annual limit of $25,000 per the Internal Revenue Service. For the six months ended June 30, 2024 and 2023, the stock-based compensation expense for ESPP was not material.

Stock-Based Compensation

The following table summarizes stock-based compensation recognized in the Company’s condensed statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$2,246	$1,772	$4,235	$3,343
General and administrative	2,365	2,059	4,600	4,002
Total stock-based compensation	$4,611	$3,831	$8,835	$7,345

7.
Stockholders' Equity

“At-the-Market” Equity Offering

On August 10, 2022, the Company entered into a sales agreement (Sales Agreement) with Leerink Partners LLC (formerly SVB Securities LLC) to establish an at-the-market (ATM) offering defined in Rule 415 under the Securities Act. Pursuant to the Sales Agreement, the Company is permitted to offer and sell, from time to time, shares of its common stock having a maximum aggregate offering price of up to $75.0 million. As of June 30, 2024, the Company may issue and sell up to approximately $71.0 million in additional shares of its common stock under the ATM.

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

As of June 30, 2024, total shares of common stock reserved for issuance, on an as-if converted basis, are as follows:

June 30, 2024
Outstanding stock options and awards	12,073,489
Outstanding pre-funded warrants	7,104,853
Shares available for further issuance under the 2021 Equity Incentive Plan	781,439
Shares available for further issuance under the 2021 Employee Stock Purchase Plan	1,767,746
Total	21,727,527

8.
Income Taxes

For the six months ended June 30, 2024 and 2023, the Company did not record any income tax expense or benefit. The Company has recorded a full valuation allowance against its U.S. federal and state deferred tax assets as the Company believes it is more likely than not that the benefit will not be realized.

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

The following potentially dilutive securities were not included in the calculation of diluted net loss per share as of the periods presented because the effect would have been anti-dilutive:

	June 30,
	2024	2023
Outstanding stock options and restricted stock units	12,073,489	9,484,387

10.
Subsequent Event

On August 6, 2024, the Company entered into the Loan Agreement with SVB. Under the Loan Agreement, the Company has the right to draw down $15.0 million at its discretion, up to an additional $10.0 million upon the satisfaction of certain milestones and up to an additional $20.0 million that may be available at SVB's discretion, subject to specified conditions.

In connection with the Loan Agreement, the Company issued to SVB a warrant to purchase shares of our common stock. The warrant is exercisable for 73,649 shares upon closing, which represents 0.075% of our common stock and common stock equivalents outstanding as of June 30, 2024, on a fully-diluted basis, at an exercise price of $2.55 per share. The warrant becomes exercisable for up to an additional 98,199 shares pro-rated based on amounts actually advanced for the various tranches under the Loan Agreement. The warrant expires on August 6, 2034.

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

In addition to historical financial information, this discussion and analysis and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, based upon current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A. below. You should carefully read the “Risk Factors” to gain an understanding of the factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

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

TN-201 is our potential first-in-class and best-in-class gene therapy for adults and children with HCM due to MYBPC3 gene mutations. These mutations result in a deficiency of myosin binding protein, which in turn can cause the heart walls of affected individuals to become significantly thickened, leading to fibrosis, abnormal heart rhythms, cardiac dysfunction and heart failure. HCM is a chronic, progressive condition and those diagnosed with the disease often experience significant impairment in overall quality of life and may be at higher risk for serious complications and co-morbidities. TN-201 utilizes a recombinant adeno-associated virus serotype 9 (AAV9) capsid to deliver a working MYBPC3 gene to specific cells of the heart in order to produce cardiac myosin binding protein and thereby slow or even reverse the course of MYBPC3-associated HCM following a single infusion. In October 2023, we began dosing patients in the MyPEAKTM-1 Phase 1b multi-center, open-label clinical trial, designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-201. MyPEAK-1 is actively enrolling patients at several U.S. clinical sites and initial data from the trial is anticipated in the second half of 2024.

To support our development efforts for TN-201 we are conducting two noninterventional studies: a study evaluating seroprevalence to AAV9 antibodies among adults with MYBPC3-associated HCM, and MyClimb, a prospective and retrospective global natural history study focused on pediatric patients with MYBPC3 mutation-associated cardiomyopathy. The seroprevalence study has completed enrollment and data is under analysis. The objective of the natural history study is to characterize the outcomes, burden of illness, risk factors, quality of life, and biomarkers associated with disease progression in pediatric patients with cardiomyopathy due to MYBPC3 gene mutations, as well as treatments and procedures. MyClimb complements existing disease registries focused primarily on adult patient HCM populations and may support and expedite the development of TN-201 in the pediatric patient population. In July 2024, we received rare pediatric disease designation from the FDA for TN-201 in MYBPC3-associated HCM. TN-201 has also been granted orphan drug designation from the FDA, orphan medicinal product designation from the European Commission (EC), and Fast Track Designation from the FDA.

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

In October 2023, the FDA provided clearance of our IND application to initiate clinical testing of TN-401. We plan to initiate patient dosing in RIDGETM-1, our Phase 1b multi-center, open-label clinical trial, designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-401, in the fourth quarter of 2024 and have activated multiple clinical trial sites at leading cardiology centers with ARVC expertise. We intend to expand enrollment of RIDGE-1 outside the U.S. and received approval from the United Kingdom Medicines and Healthcare Products Regulatory Agency, Research Ethics Committee and Health Research Authority for our TN-401 Clinical Trial Authorization in June 2024.

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

TN-301 is our small molecule inhibitor of histone deacetylase-6 (HDAC6), initially being developed for the potential treatment of HFpEF. HFpEF is characterized by a stiffening of the heart muscle resulting in an inability for the left ventricle to relax and fill with oxygenated blood sufficient to meet the body’s needs. There are several cellular processes thought to underlie the pathophysiology of HFpEF, including increases in fibrosis and inflammation and defects in metabolism. Although HFpEF accounts for approximately half of all heart failures, there are few proven treatment options.

In October 2023, we shared positive data from our Phase 1 clinical trial of TN-301 in healthy participants at the 2023 Heart Failure Society of America Annual Scientific Meeting. TN-301 was generally well tolerated across the broad range of doses studied. Pharmacokinetic results showed overall dose proportionality with a half-life supportive of once-daily dosing. Increasing doses and exposures with TN-301 correlated with increased pharmacodynamic effects. There were no changes in histone acetylation with TN-301 underscoring the selectivity of TN-301 for HDAC6 and potentially reducing the risk of off target effects. In preclinical studies, selective HDAC6 inhibition has been shown to have comparable efficacy to empagliflozin, a sodium-glucose cotransporter-2 (SGLT2) inhibitor which is approved for the treatment of HFpEF and co-administration of our HDAC6 inhibition with a SGLT2 inhibitor demonstrated additive benefit. Taken together, these data support continued development of TN-301 as a potential treatment for patients with HFpEF. We believe late-stage clinical development of TN-301 is best suited for development by or with a well-resourced partner.

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

In May 2024, we announced cost containment measures, including a committed plan to reduce our workforce (the Workforce Reduction) by approximately 22%, which was substantially completed in the second quarter of

2024. The cost containment measures align with our focus on generating data from our clinical-stage gene therapy programs while maintaining our core capabilities in Research and Manufacturing.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023:

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,		$	%
(in thousands, except percentages)	2024	2023	Change	Change
Operating expenses:
Research and development	$22,649	$26,477	$(3,828)	(14%)
General and administrative	8,174	8,627	(453)	(5%)
Total operating expenses	30,823	35,104	(4,281)	(12%)
Loss from operations	(30,823)	(35,104)	4,281	(12%)
Other income, net:
Interest income	1,393	1,837	(444)	(24%)
Other expense, net	(1)	(2)	1	(50%)
Total other income, net	1,392	1,835	(443)	(24%)
Net loss	$(29,431)	$(33,269)	$3,838	(12%)

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

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended June 30,		$	%
(in thousands, except percentages)	2024	2023	Change	Change
Personnel-related costs	$10,281	$9,247	$1,034	11%
Facility and laboratory costs	6,501	8,981	(2,480)	(28%)
Outside services	5,117	7,544	(2,427)	(32%)
Other research and development expenses	750	705	45	6%
Total research and development expenses	$22,649	$26,477	$(3,828)	(14%)

Research and development expenses were $22.6 million and $26.5 million for the three months ended June 30, 2024 and 2023, respectively. The year-over-year decrease of $3.8 million, or 14%, was primarily due to:

•
a decrease of $2.5 million in facility and laboratory costs, reflecting lower facility management fees and lower costs of supplies and materials as there were no IND-enabling activities in 2024; and
•
a decrease of $2.4 million in outside services reflecting lower costs for outside lab services as there were no IND-enabling activities in 2024, lower costs for clinical trial activities as we concluded our Phase 1 clinical trial for TN-301 at the end of 2023, and lower costs for preclinical studies as we prioritize to focus on advancing our clinical-stage gene therapy programs; partially offset by
•
an increase of $1.0 million in employee-related costs primarily driven by employee severance and continuing health insurance costs from the Workforce Reduction and higher stock-based compensation and salaries.

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

General and administrative expenses were $8.2 million and $8.6 million for the three months ended June 30, 2024 and 2023, respectively. The year-over-year decrease of $0.5 million, or 5%, was primarily due to a decrease in professional fees.

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

Interest Income

Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. The year-over-year decrease of $0.4 million was primarily due to lower cash, cash equivalents and investment balances.

Net Loss

Net loss for the three months ended June 30, 2024, was $29.4 million, compared to a net loss of $33.3 million for the three months ended June 30, 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023:

The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,		$	%
(in thousands, except percentages)	2024	2023	Change	Change
Operating expenses:
Research and development	$47,704	$52,082	$(4,378)	(8%)
General and administrative	16,881	16,745	136	1%
Total operating expenses	64,585	68,827	(4,242)	(6%)
Loss from operations	(64,585)	(68,827)	4,242	(6%)
Other income, net:
Interest income	2,845	3,810	(965)	(25%)
Other income, net	81	11	70	NM
Total other income, net	2,926	3,821	(895)	(23%)
Net loss	$(61,659)	$(65,006)	$3,347	(5%)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Six Months Ended June 30,		$	%
(in thousands, except percentages)	2024	2023	Change	Change
Personnel-related costs	$20,829	$18,810	$2,019	11%
Facility and laboratory costs	13,430	18,151	(4,721)	(26%)
Outside services	11,938	13,844	(1,906)	(14%)
Other research and development expenses	1,507	1,277	230	18%
Total research and development expenses	$47,704	$52,082	$(4,378)	(8%)

Research and development expenses were $47.7 million and $52.1 million for the six months ended June 30, 2024 and 2023, respectively. The year-over-year decrease of $4.4 million, or 8%, was primarily due to:

•
a decrease of $4.7 million in facility and laboratory costs, reflecting lower facility management fees and lower costs of supplies and materials as there were no IND-enabling activities in 2024; and
•
a decrease of $1.9 million in outside services reflecting lower outside lab service fees as there were no IND-enabling activities in 2024, lower costs for clinical trial activities as we concluded our Phase 1 clinical trial for TN-301 at the end of 2023, and lower costs for preclinical studies as we prioritize to focus on advancing our clinical-stage gene therapy programs; partially offset by
•
an increase of $2.0 million in employee-related costs primarily driven by employee severance and continuing health insurance costs from the Workforce Reduction and higher stock-based compensation and salaries.

General and Administrative

General and administrative expenses were flat and were $16.9 million and $16.7 million for the six months ended June 30, 2024 and 2023, respectively.

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

Interest Income

Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. The year-over-year decrease of $1.0 million was primarily due to lower cash, cash equivalents and investment balances.

Net Loss

Net loss for the six months ended June 30, 2024, was $61.7 million, compared to a net loss of $65.0 million for the six months ended June 30, 2023.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and we have incurred significant net losses and negative cash flows from operations. From our inception through June 30, 2024, we have funded our operations primarily from the sale and issuance of our equity securities. As of June 30, 2024, we had cash, cash equivalents and investments in marketable securities of $99.3 million and an accumulated deficit of $464.9 million.

Loan Agreement

On August 6, 2024, we entered into a Loan Agreement with Silicon Valley Bank (SVB), a division of First-Citizens Bank & Trust Company (the Loan Agreement). Under the Loan Agreement, we have the right to draw down $15.0 million at our discretion, up to an additional $10.0 million upon the satisfaction of certain milestones and up to an additional $20.0 million that may be available at SVB’s discretion, subject to specified conditions.

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

“At-the-Market” Equity Offering

On August 10, 2022, we entered into a sales agreement (the Sales Agreement) with Leerink Partners LLC (formerly SVB Securities LLC). Pursuant to the Sales Agreement, we may sell from time to time up to an aggregate of $75.0 million of our common stock through an “at-the-market” (ATM) offering defined in Rule 415 under the Securities Act. The $75.0 million of common stock that may be offered, issued and sold under the Sales Agreement is included in the $300.0 million of securities that may be offered, issued and sold by us under our registration statement on Form S-3 (File No. 333-266741). As of June 30, 2024, we may issue and sell up to approximately $71.0 million in additional shares of our common stock under the ATM.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Net cash provided by (used in):
Operating activities	$(52,277)	$(56,510)
Investing activities	17,126	33,146
Financing activities	47,341	3,678
Net change in cash, cash equivalents and restricted cash	$12,190	$(19,686)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $52.3 million, which consisted primarily of a net loss of $61.7 million and a net change in operating assets and liabilities of $5.6 million, partially offset by $14.2 million in non-cash charges. The change in net operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses and other current liabilities of $4.9 million and a decrease in operating lease liabilities of $2.2 million, partially offset by a decrease of prepaid expenses and other current assets of $1.1 million. Cash flows from operations are generally impacted by the timing of payments to vendors and vendor payment terms. The non-cash charges primarily consisted of stock-based compensation of $8.8 million and depreciation and amortization of $4.3 million.

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

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2024 was $17.1 million, which consisted primarily of proceeds from maturities of marketable securities of $52.2 million, partially offset by purchases of marketable securities of $34.5 million.

Net cash provided by investing activities for the six months ended June 30, 2023 was $33.1 million, which consisted primarily of proceeds from maturities of marketable securities of $75.0 million, partially offset by purchases of marketable securities of $41.0 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $47.3 million, which primarily consisted of net proceeds from follow-on offering of $46.8 million.

Net cash provided by financing activities for the six months ended June 30, 2023 was $3.7 million, which primarily consisted of proceeds from at-the-market sales of $3.9 million, partially offset by payments of accrued offering costs.

Contractual Obligations and Other Commitments

As of June 30, 2024, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Our Loan Agreement requires us to comply with specified operating covenants and places restrictions on our operating and financial flexibility.
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

We have incurred significant net losses since our inception, have not generated any product revenue to date and have financed our operations principally through issuances of our stock. As of June 30, 2024, we had an accumulated deficit of $464.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs, manufacturing activities and from general and administrative costs associated with our operations. Our product candidates will require substantial additional development time and resources before we will be able to apply for regulatory approvals and, if approved, begin generating revenue from product sales. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Our recent cost containment initiative, including our Workforce Reduction, may not result in the anticipated savings and could result in total costs and expenses that are greater than expected and could disrupt our business.

On May 14, 2024, in alignment with our focus on generating data from our clinical-stage gene therapy programs, we announced cost containment measures, including the Workforce Reduction, which impacted approximately 22% of our workforce.

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

As of June 30, 2024, we had $99.3 million in cash, cash equivalents and investments in marketable securities. We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our preclinical development programs, platforms, manufacturing activities, ongoing or planned clinical trials or future commercialization efforts.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, maintaining certain leverage ratios, making acquisitions, engaging in acquisition, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments, declaring dividends or encumbering our assets to secure future indebtedness. Such restrictions, including those in our Loan Agreement, could adversely impact our ability to conduct our operations and execute our business plan.

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

Our Loan Agreement requires us to comply with specified operating covenants and places restrictions on our operating and financial flexibility.

Under our Loan Agreement, we have the right to draw down $15.0 million at our discretion, up to an additional $10.0 million, subject to specified conditions, and up to an additional $20.0 million may be made available to us at the lender’s sole discretion. Our ability to draw down three tranche commitments totaling $10.0 million in the aggregate is subject to our achievement, as determined by SVB in its discretion, of certain clinical milestones and the receipt of specified proceeds from equity financings and other qualified fundings. Our ability to draw down an additional tranche of $20.0 million is subject to agreement on the terms and conditions thereof and SVB’s sole discretion. As security for our obligations under the Loan Agreement, we granted SVB a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions. We intend to satisfy our future debt service obligations with our existing cash and cash equivalents. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our outstanding debt. Funds from external sources may not be available on acceptable terms, if at all.

The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, dispose of assets, make changes to our business, merge or consolidate, incur additional indebtedness, incur additional liens, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. These restrictive covenants could limit our flexibility in operating our business and our ability to pursue business opportunities that we or our stockholders may consider beneficial. In addition, a failure to comply with the conditions of our Loan Agreement, including a breach of any covenant, could limit our ability to draw upon available tranches or result in an event of default and an acceleration of any outstanding loans thereunder.

In the event of an acceleration of amounts due under our Loan Agreement as a result of an event of default, including upon the occurrence of an event or circumstance that could be expected to have a material adverse effect on our business, operations, properties, assets or financial condition or a failure to pay any principal or interest due, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and SVB could seek to enforce security interests in the collateral securing such indebtedness. Even if we are able to repay such accelerated debt amount under the Loan Agreement, the repayment of these sums may significantly reduce our working capital and impair our ability to operate as planned. As such, any declaration by SVB of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. Further, if we are liquidated, SVB’s rights to repayment under the Loan Agreement would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.

Our net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions on their use under U.S. tax law. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (Code), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. We have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. In addition, the use of our NOLs and other tax attributes may be subject to other limitations under applicable law. For example, California has recently proposed a temporary suspension on the use of state NOLs in taxable years beginning in 2024, 2025 and 2026, which would adversely affect our company if we earn taxable income in the impacted tax years. Consequently, our ability to use our NOLs and certain other tax attributes may be limited.

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

Further, FDA and other regulatory authorities may implement new policies and regulations on clinical trials. For example, the EU Clinical Trials Regulation (CTR), which repealed the EU Clinical Trials Directive, became applicable on January 31, 2022, and provided a three-year transition period. The CTR streamlined the processes for applying for authorization and supervision of clinical trials in the EU. Any clinical trial we initiate in the EU in the future will become subject to the provisions of the CTR. Trials we initiate in the United Kingdom are also subject to regulatory requirements and policies of the Medicines and Healthcare products Regulatory Agency (MHRA). Compliance with the CTR and/or MHRA requirements by us, our collaborators and third-party service providers, such as contract research organizations, may increase our clinical trial costs and impact the timeline of our development plans. If we are slow or unable to adapt to changes in clinical trial requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be negatively impacted.

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

We expect patient enrollment to be affected because our competitors have ongoing clinical trials for programs that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials could instead enroll in clinical trials of our competitors’ programs. Patient enrollment for our clinical trials has been and may continue to be affected by other factors, including:

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

To the extent we obtain orphan drug and other designations from the FDA for our product candidates, we may not realize the full benefits of such designations. Further, orphan drug exclusivity may not prevent the FDA, EMA or other comparable foreign regulatory authorities, from approving competing products.

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

Under the Rare Pediatric Disease Priority Review Voucher program, a sponsor who receives an approval for a drug or biological product for a rare pediatric disease may qualify for a voucher that can be redeemed to receive priority review for a different product. The sponsor may also transfer or sell the voucher to another sponsor. FDA awards rare pediatric disease priority review vouchers to sponsors of rare pediatric disease products that are approved and meet certain criteria, including a product candidate intended to treat a manifestation of a serious or life-threatening disease or condition in children aged 0 through 18 years of age. Under the current law, the rare pediatric disease priority review program will begin to sunset after September 30, 2024. The FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for a drug and that designation was granted by September 30, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers. There is no guarantee that any of our product candidates will be approved by that date, or at all. We may not obtain a priority review voucher prior to expiration of the program, unless Congress further reauthorizes the program.

Our lead product candidates from our gene therapy platform, TN-201 and TN-401, have each been granted orphan drug designation by the FDA and the EC, and we may seek orphan drug designation for other product candidates in the U.S., Europe and other jurisdictions. In July 2024, we received rare pediatric disease designation from the FDA for TN-201 in MYBPC3-associated HCM. We may not be able to maintain orphan drug exclusivity for our product candidates and may not realize all the benefits of the orphan drug designation and the rare pediatric disease designation. Receiving these designations does not change FDA’s standards for regulatory approval of our product candidates and may not lead to faster regulatory review of any product candidate or increase the likelihood that any product candidate will receive marketing approval, if at all.

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

Recently, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action.

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

Under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022 (the IRA), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges as well as future judicial challenges in view of the Supreme Court’s overturn of the Chevron doctrine, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the IRA, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

In the U.S., a variety of data privacy, protection and security laws, rules, regulations and standards potentially may apply to our activities, such as state data breach notification laws, state personal data privacy laws (for example, the CCPA, state health information privacy laws, and federal and state consumer protection laws. The CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use, sharing and retention practices, provides California residents with data privacy rights (including the ability to opt out of certain disclosures of personal information including for certain advertising purposes), imposes operational requirements for covered businesses, provides for significant civil penalties for violations as well as a private right of action for certain data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgments and settlements). Although there are limited exemptions for clinical trial data under the CCPA and certain other state laws, the CCPA and other new and evolving state laws could impact our business activities, depending on their interpretation. Numerous other states have enacted laws relating to privacy and data security that either are in operation or slated to go into operation over the next several years. In many cases, these laws are comprehensive privacy laws similar to the CCPA, with potentially greater penalties and more rigorous compliance requirements. States also are enacting laws addressing specific subject matter, such as Washington’s My Health, My Data Act, which includes a private right of action. Laws in all 50 states may require businesses to provide notice to individuals whose personal data has been disclosed as a result of a data breach. Finally, federal, state and foreign laws, rules, regulations and standards may apply generally to the privacy and security of information we maintain, and may differ from each other significantly, thus complicating compliance efforts and potentially requiring us to undertake additional measures to comply with them.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and the inventorship, scope, validity or enforceability of our patents, potential future patents or the patents of our licensors that may be challenged in the courts or patent offices in the U.S. and abroad. For example, we may be subject to a third-party pre-issuance submission of prior art, post-grant review or inter partes review at the USPTO, or other similar proceedings including, opposition, derivation, revocation or reexamination proceedings in the U.S. or abroad. A third party may also claim that our patents or licensed patent rights are invalid or unenforceable in a litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patents, potential future patents or licensed patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us. Such proceedings also may result in substantial cost and require significant time from our scientists, manufacturing staff and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents, potential future patents and patent applications or the patents and patent applications of our licensors is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize our product candidates.

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

Changes in either the patent laws or in the interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. We cannot predict the breadth of claims that may be allowed or enforced in our patents, potential future patents or in third-party patents.

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

As of June 30, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 63% of our common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger or other major corporate transactions. This concentration of ownership may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as a stockholder, entrench our management and board of directors or delay or prevent a merger, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. For example, we filed a shelf registration statement on Form S-3 that became effective on August 17, 2022, which allows us to undertake various equity and debt offerings up to $300.0 million (the Shelf Registration), and as of June 30, 2024, we have sold 34,854,373 shares of our common stock and pre-funded warrants to purchase 8,458,964 shares of our common stock pursuant to the Shelf Registration.

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
Sales of Unregistered Securities

None.

(b)
Use of Proceeds from Public Offering of Common Stock

None.

(c)
Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Silicon Valley Bank Loan and Security Agreement and Warrant

On August 6, 2024, we entered into a loan and security agreement (the Loan Agreement), with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (SVB).

Pursuant to the terms of the Loan Agreement, term loans in an aggregate principal amount of up to $45 million may be made under multiple tranches. The tranches can be drawn as follows: the first tranche of up to $15.0 million is available at the closing date through June 30, 2025; the second tranche of $5 million and the third tranche of $2.5 million are available until December 31, 2025, subject to the achievement of certain clinical milestones; the fourth tranche of $2.5 million is available through December 31, 2025, subject to the achievement of a clinical milestone or satisfaction of certain capitalization requirements; and the final tranche of $20.0 million is available through July 31, 2026, on such terms as may be agreed by the parties and subject to approval by SVB's credit committee. With the exception of the final tranche, and subject to achievement of the applicable milestones and other requirements with respect to each tranche, draw downs are at our election.

Interest will accrue on the term loan advances at a rate that is equal to the greater of 8.50% and the prime rate and will be payable monthly in arrears.

Pursuant to the Loan Agreement, we are bound by certain affirmative covenants setting forth actions that are required during the term of the Loan Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance and certain notice requirements. Additionally, we are bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the Loan Agreement without SVB’s consent, including, without limitation, incurring additional indebtedness, making certain asset dispositions, entering into certain business combination transactions or incurring any non-permitted lien or other encumbrance on our assets, in each case subject to specified exceptions.

We have granted SVB a security interest in substantially all of our property, rights and assets, excluding our intellectual property, to secure payment of all amounts owed to SVB under the Loan Agreement. We have also agreed not to encumber any of our intellectual property without SVB’s prior written consent.

In connection with the Loan Agreement, we issued to SVB a warrant to purchase shares of our common stock (the Lender Warrant). The Lender Warrant is exercisable for 73,649 shares upon closing, which represents 0.075% of our common stock and common stock equivalents outstanding as of June 30, 2024, on a fully-diluted basis, at an exercise price of $2.55 per share. The Lender Warrant becomes exercisable for up to an additional 98,199 shares pro-rated based on amounts actually advanced for the various tranches under the Loan Agreement. The Lender Warrant expires on August 6, 2034. The exercise price and the number of shares of common stock issuable upon exercise of the Lender Warrant are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Lender Warrant is exercisable, in the holder’s discretion, by (i) payment in full in immediately available funds for the number of shares of common stock purchased upon such exercise or (ii) a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the Lender Warrant.

The foregoing is only a brief description of the Loan Agreement and the Lender Warrant, does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the Lender Warrant and the Loan Agreement, which will be filed with our Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2024.

We relied on the exemption from registration contained in Section 4(a)(2) of the Securities Act in connection with the issuance of the Lender Warrant. The Lender Warrant and the shares of common stock issuable under the Lender Warrant, have not been registered under the Securities Act, or state securities laws, and may not be offered or sold in the United States without being registered with the SEC or through an applicable exemption from SEC registration requirements.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Composite Amended and Restated Certificate of Incorporation of Tenaya Therapeutics, Inc., as amended	10-Q	001-40656	3.1	8-9-2023

3.2	Amended and Restated Bylaws of Tenaya Therapeutics, Inc.	8-K	001-40656	3.1	3-21-2023

10.1*	First Amendment to Lease between HCP Oyster Point III LLC and the Registrant dated as of September 6, 2016.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With

Embedded Linkbase Documents.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.

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

Tenaya Therapeutics, Inc.

Date: August 8, 2024	By:	/s/ Faraz Ali, M.B.A.
Faraz Ali, M.B.A.
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Leone D. Patterson, M.B.A.
Leone D. Patterson, M.B.A.
Chief Financial and Business Officer (Principal Financial and Accounting Officer)