Form 10-Q
period 2024-09-30
Tenaya Therapeutics, Inc.
filed 2024-11-06
CIK 1858848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, the registrant had 79,220,516 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the impact of existing laws and regulations and regulatory developments in the United States (U.S.), Europe and other jurisdictions;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TENAYA THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$8,231	$45,681
Short-term investments in marketable securities	71,238	58,961
Prepaid expenses and other current assets	5,861	6,940
Total current assets	85,330	111,582
Property and equipment, net	37,753	43,277
Operating lease right-of-use assets	12,626	9,979
Other noncurrent assets	4,873	5,677
Total assets	$140,582	$170,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,839	$5,630
Accrued and other current liabilities	7,327	12,784
Operating lease liabilities, current	3,011	4,319
Total current liabilities	16,177	22,733
Operating lease liabilities, noncurrent	11,527	8,105
Other noncurrent liabilities	276	253
Total liabilities	27,980	31,091
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock	8	7
Additional paid-in capital	603,093	542,805
Accumulated other comprehensive loss	76	(106)
Accumulated deficit	(490,575)	(403,282)
Total stockholders’ equity	112,602	139,424
Total liabilities and stockholders’ equity	$140,582	$170,515

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$20,350	$23,091	$68,054	$75,173
General and administrative	6,361	7,829	23,242	24,574
Total operating expenses	26,711	30,920	91,296	99,747
Loss from operations	(26,711)	(30,920)	(91,296)	(99,747)
Other income, net:
Interest income	1,080	1,776	3,925	5,586
Other income (loss), net	(3)	1	78	12
Total other income, net	1,077	1,777	4,003	5,598
Net loss before income tax expense	(25,634)	(29,143)	(87,293)	(94,149)
Income tax expense	—	—	—	—
Net loss	(25,634)	(29,143)	(87,293)	(94,149)
Other comprehensive income (loss):
Net unrealized gain on marketable securities	143	72	182	117
Comprehensive loss	$(25,491)	$(29,071)	$(87,111)	$(94,032)
Net loss per share, basic and diluted	$(0.30)	$(0.39)	$(1.04)	$(1.28)
Weighted-average shares used in computing net loss per share, basic and diluted	86,162,841	73,924,937	84,290,747	73,579,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2024	68,330,342	$7	$542,805	$(106)	$(403,282)	$139,424
Issuance of common stock and pre-funded warrants, net of issuance costs of $3,236	8,888,890	1	46,761			46,762
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	246,708	—	11	—	—	11
Issuance of common stock upon exercise of pre-funded warrants	1,051,594	—	1	—	—	1
Stock-based compensation	—	—	4,224	—	—	4,224
Other comprehensive loss	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(32,228)	(32,228)
Balance as of March 31, 2024	78,517,534	$8	$593,802	$(120)	$(435,510)	$158,180
Issuance of common stock pursuant to employee stock purchase plan	320,951	—	554	—	—	554
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	28,952	—	30	—	—	30
Stock-based compensation	—	—	4,611	—	—	4,611
Other comprehensive income	—	—	—	53	—	53
Net loss	—	—	—	—	(29,431)	(29,431)
Balance as of June 30, 2024	78,867,437	$8	$598,997	$(67)	$(464,941)	$133,997
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	353,079	—	14	—	—	14
Issuance of warrant	—	—	175	—	—	175
Stock-based compensation	—	—	3,907	—	—	3,907
Other comprehensive income	—	—	—	143	—	143
Net loss	—	—	—	—	(25,634)	(25,634)
Balance as of September 30, 2024	79,220,516	$8	$603,093	$76	$(490,575)	$112,602

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2023	66,857,113	$7	$522,945	$(378)	$(279,198)	$243,376
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	8,311	—	—	—	—	—
Vesting of early exercised stock options	—	—	1	—	—	1
Stock-based compensation	—	—	3,514	—	—	3,514
Other comprehensive income	—	—	—	258	—	258
Net loss	—	—	—	—	(31,737)	(31,737)
Balance as of March 31, 2023	66,865,424	$7	$526,460	$(120)	$(310,935)	$215,412
Issuance of common stock in connection with at-the-market sales, net of issuance costs of $120	535,767	—	3,868	—	—	3,868
Issuance of common stock upon exercise of pre-funded warrants	302,517	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	150,575	—	282	—	—	282
Issuance of common stock upon exercise of stock options	10,875	—	29	—	—	29
Stock-based compensation	—	—	3,831	—	—	3,831
Other comprehensive loss	—	—	—	(213)	—	(213)
Net loss	—	—	—	—	(33,269)	(33,269)
Balance as of June 30, 2023	67,865,158	$7	$534,470	$(333)	$(344,204)	$189,940
Issuance of common stock upon vesting of restricted stock units	245,861	—	—	—	—	—
Stock-based compensation	—	—	4,015	—	—	4,015
Other comprehensive income	—	—	—	72	—	72
Net loss	—	—	—	—	(29,143)	(29,143)
Balance as of September 30, 2023	68,111,019	$7	$538,485	$(261)	$(373,347)	$164,884

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(87,293)	$(94,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,379	6,506
Amortization (accretion) of premium (discount) on marketable securities	56	(1,371)
Stock-based compensation	12,742	11,360
Non-cash operating lease expense	2,655	2,326
Other	243	157
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,026	2,013
Other noncurrent assets	600	(658)
Accounts payable	120	(2,977)
Accrued and other current liabilities	(5,453)	(300)
Operating lease liabilities	(3,188)	(3,055)
Net cash used in operating activities	(72,113)	(80,148)
Cash flows from investing activities:
Purchases of property and equipment	(821)	(845)
Purchases of marketable securities	(85,058)	(40,998)
Proceeds from maturities of marketable securities	72,890	105,484
Other	17	(7)
Net cash (used in) provided by investing activities	(12,972)	63,634
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants in follow-on offering, net of issuance costs	46,762	—
Proceeds from exercise of stock options and employee stock purchase plan	609	311
Proceeds from exercises of pre-funded warrants	1	—
Proceeds from at-the-market sales, net of issuance costs	—	3,868
Payment of accrued offering costs	—	(501)
Net cash provided by financing activities	47,372	3,678
Net change in cash, cash equivalents and restricted cash	(37,713)	(12,836)
Cash and cash equivalents and restricted cash at beginning of period	46,363	95,671
Cash and cash equivalents and restricted cash at end of period	$8,650	$82,835
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$8,231	$82,153
Restricted cash included in other noncurrent assets	419	682
Cash, cash equivalents and restricted cash	$8,650	$82,835
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued and other current liabilities	$334	$309
Issuance of warrant in connection with Loan Agreement	$175	$—

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

Liquidity

The Company has incurred net losses since inception and expects such losses to continue in the future as it conducts research and development activities. As of September 30, 2024, the Company had an accumulated deficit of $490.6 million. The Company incurred a net loss of $87.3 million and $94.1 million during the nine months ended September 30, 2024 and 2023, respectively. The Company had $79.5 million of cash, cash equivalents and investments in marketable securities as of September 30, 2024.

On August 6, 2024, the Company entered into a Loan Agreement with Silicon Valley Bank (SVB), a division of First-Citizens Bank & Trust Company (the Loan Agreement). As of the filing date of this periodic report, under the Loan Agreement, the Company has the right to draw down $20.0 million at its discretion, up to an additional $5.0 million upon the satisfaction of certain milestones and up to an additional $20.0 million that may be available at SVB's discretion, subject to specified conditions. See Note 6, Term Loan, for further details.

Management recognizes the need to raise additional capital to fully implement its business plan. The Company may seek to raise capital through equity financings, debt financings, license agreements, collaborative agreements or other sources of financing. Management believes that its existing cash, cash equivalents and investments in marketable securities as of September 30, 2024, along with the $20.0 million of funds available under its Loan Agreement with SVB, will be sufficient to fund the Company’s operations for at least the next twelve months following the date these condensed financial statements are filed with the Securities and Exchange Commission (SEC).

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

The interim condensed balance sheet as of September 30, 2024, the interim condensed statements of operations and comprehensive loss, stockholders’ equity and cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and reflect all adjustments that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The condensed results of operations for the nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed balance sheet as of December 31, 2023, included herein was derived from the audited financial statements as of that date. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2023, included in Company’s Annual Report on Form 10-K, filed with the SEC on March 18, 2024.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, ASU 2023-07 enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company is evaluating the impact of this standard on its financial statements and related disclosures.

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

3.
Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Leasehold improvements	$25,728	$25,608
Laboratory equipment	20,201	19,973
Manufacturing equipment	17,716	17,716
Construction in progress	2,150	1,730
Computer equipment and software	1,664	1,614
Furniture and fixtures	981	976
Total property and equipment	$68,440	$67,617
Less: accumulated depreciation and amortization	(30,687)	(24,340)
Total property and equipment, net	$37,753	$43,277

Depreciation and amortization expense for the three months ended September 30, 2024 and 2023 was $2.1 million and $2.2 million, respectively. Depreciation and amortization expense for each of the nine months ended September 30, 2024 and 2023 was $6.4 million and $6.5 million, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Accrued compensation and related expenses	$4,735	$8,700
Accrued research and development expenses	1,566	2,583
Accrued professional services	389	743
Accrued taxes	202	280
Accrued facility management services	—	185
Other current liabilities	435	293
Total accrued and other current liabilities	$7,327	$12,784

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Prepaid expenses	$4,458	$5,783
Other current assets	1,403	1,157
Total prepaid expenses and other current assets	$5,861	$6,940

4.
Commitments and Contingencies

Facility Leases

In December 2016, the Company entered into a lease agreement for office and laboratory space in South San Francisco, California. The lease was initially set to expire in May 2025 with two five-year renewal options. In June 2024, the Company amended the lease to extend the term to November 2027. Pursuant to the terms of the amended lease, the Company has one remaining five-year renewal option.

In February 2021, the Company entered into a lease agreement for office and manufacturing space in Union City, California. The lease commenced in May 2021 and has a ten-year term with one five-year renewal option.

In November 2021, the Company entered into a sublease agreement for office and laboratory space in South San Francisco, California. The lease was initially set to expire on June 30, 2022. In May 2022, the Company amended the lease to extend the term for the existing sublease premises through December 31, 2022. Pursuant to the terms of the amendment, the Company also subleased additional office and laboratory space at the same subleased premises through November 30, 2023. In October 2023, the Company entered into a second amendment for additional laboratory space and to extend the term of the subleased premises through November 30, 2024.

Information related to operating lease activity during the three and nine months ended September 30, 2024 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Operating lease cost	$1,356	$1,090	$3,506	$3,271
Variable lease cost	377	324	1,079	919
Short-term lease cost	—	—	—	5
Total lease cost	$1,733	$1,414	$4,585	$4,195

Operating lease right-of-use assets obtained in exchange for lease obligations			$5,302	$—
Cash paid for amounts included in the measurement of lease liabilities			$4,039	$4,000

As of September 30, 2024, the Company’s operating leases had a weighted average remaining lease term of 4.9 years and a weighted average discount rate of 8.9%. As of December 31, 2023, the Company’s operating leases had a weighted average remaining lease term of 5.1 years and a weighted average discount rate of 9.3%. Future minimum lease payments under the Company’s operating leases as of September 30, 2024 were as follows:

Amount
(In thousands)
2024 (remaining 3 months)	$1,238
2025	3,861
2026	3,864
2027	3,775
2028	1,471
Thereafter	4,006
Total undiscounted future minimum lease payments	$18,215
Imputed interest	(3,677)
Total operating lease liabilities	$14,538

Purchase Commitments

The Company enters into contractual agreements with various suppliers in the normal course of its business, including vendors that provide machinery and equipment. All contracts are terminable, with varying provisions regarding termination. In general, if a contract with a specific vendor were to be terminated, the Company would only be obligated for the products or services that the Company had received through the time of termination.

Indemnification

From time to time, the Company may become involved in litigation and other legal actions. The Company estimates the range of liability related to any pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. The Company was not involved in any material litigation as of September 30, 2024.

In the normal course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may be obligated to indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. In some cases, the indemnification will continue after termination of the agreement. The maximum potential amounts of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with its directors and certain officers that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of September 30, 2024, the Company did not have any material indemnification claims that were probable and consequently has not recorded any related liabilities.

5.
Stock-Based Compensation

2024 Inducement Equity Incentive Plan

In September 2024, the Board of Directors (the Board) adopted the Company's 2024 Inducement Equity Incentive Plan (the Inducement Plan), and subject to the adjustment provisions of the Inducement Plan, reserved 1,200,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan allows the Company to make equity awards to prospective employees of the

Company as an inducement to such individual's commencement of employment with the Company. As of September 30, 2024, no shares have been issued under the Inducement Plan.

2021 Equity Incentive Plan

Under the Company's 2021 Equity Incentive Plan (the 2021 Plan), 4,000,000 shares of the Company’s common stock were initially reserved for issuance of equity awards to employees, directors, and consultants, under terms and provisions established by the Board. The number of shares of common stock available for issuance under the 2021 Plan automatically increases on the first day of January for a period of ten years, commencing on January 1, 2022, in an amount equal to the lesser of: 4,000,000 shares; 4% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding year; or such other amount as the board of directors may determine.

Total shares reserved and available for grant under the Inducement Plan and 2021 Plan as of September 30, 2024 are 1,200,000 and 1,355,277, respectively.

Stock Option Activity

The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price
		(in dollars)
Outstanding as of December 31, 2023	8,343,434	$7.47
Granted	2,470,100	$5.13
Exercised	(32,195)	$1.69
Cancelled	(1,180,558)	$8.21
Outstanding as of September 30, 2024	9,600,781	$6.80

Stock option awards granted to employees generally vest over a four-year period. The contractual term of stock option awards is generally 10 years from the grant date.

Stock Option Valuation

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected term (in years)	N/A	6.1	6.0 – 6.1	5.5 – 6.1
Expected volatility	N/A	94%	92% – 93%	94% – 95%
Risk-free interest rate	N/A	4.0% – 4.4%	3.9% – 4.5%	3.4% – 4.4%
Expected dividend yield	N/A	—%	—%	—%

N/A - not applicable as no stock option awards were granted in the period presented.

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

	Shares	Weighted Average Grant Date Fair Value per Share
		(in dollars)
Unvested as of December 31, 2023	1,088,276	$3.34
Granted	1,314,865	$4.52
Vested	(596,544)	$3.59
Forfeited	(260,806)	$4.42
Unvested as of September 30, 2024	1,545,791	$4.07

2021 Employee Stock Purchase Plan

Under the Company's 2021 Employee Stock Purchase Plan (the ESPP), the Company initially reserved 800,000 shares for future issuance. The number of shares of common stock available for issuance under the ESPP automatically increases on the first day of each fiscal year for a period of ten years beginning with 2022 in an amount equal to the lesser of: 800,000 shares; 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding year; or such other amount as the Board may determine. As of September 30, 2024, 1,767,746 shares were reserved for future issuance under the ESPP. Under the Company’s ESPP, employees are generally eligible to participate and can purchase shares on each purchase date established semi-annually through payroll deductions at the lower of 85% of the fair market value of the Company’s stock at the commencement of the offering period or each purchase date of the offering period. Each offering period spans 6 months. The ESPP permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation, up to an annual limit of $25,000 per the Internal Revenue Service. For the nine months ended September 30, 2024 and 2023, the stock-based compensation expense for ESPP was not material.

Stock-Based Compensation

The following table summarizes stock-based compensation recognized in the Company’s condensed statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$2,048	$1,861	$6,283	$5,204
General and administrative	1,859	2,154	6,459	6,156
Total stock-based compensation	$3,907	$4,015	$12,742	$11,360

6.
Term Loan

Loan Agreement

On August 6, 2024, the Company entered into the Loan Agreement with SVB. Pursuant to the terms of the Loan Agreement, term loans in an aggregate principal amount of up to $45 million may be made under multiple tranches. The tranches can be drawn as follows: the first tranche of up to $15.0 million became available at the closing date through June 30, 2025; the second tranche of $5 million became available in October 2024 upon the achievement of a clinical milestone and is available through December 31, 2025. The third tranche of $2.5 million is available until December 31, 2025, subject to the achievement of certain clinical milestones; the fourth tranche of $2.5 million is available through December 31, 2025, subject to the achievement of a clinical milestone or satisfaction of certain capitalization requirements; and the final tranche of $20.0 million is available through July 31, 2026, on such terms as may be agreed by the parties and subject to approval by SVB's credit committee. With the exception of the final tranche, and subject to achievement of the applicable milestones and other requirements with respect to each tranche, draw downs are at the Company's election. As of September 30, 2024, the Company has not drawn any funds under the Loan Agreement.

Interest will accrue on the term loan advances at a rate per annum that is equal to the greater of 8.50% and the prime rate and will be payable monthly in arrears. Principal payments on any term loan advances that are borrowed would commence on January 1, 2026, subject to extension to July 1, 2026, upon the satisfaction of certain milestones.

As security for its obligations under the Loan Agreement, the Company granted SVB a security interest in substantially all of the assets of the Company, other than its intellectual property.

7.
Stockholders' Equity

Lender Warrant

In connection with the Loan Agreement, the Company issued to SVB a warrant to purchase up to 171,848 shares of our common stock (the Lender Warrant). The Lender Warrant became exercisable for 73,649 shares upon closing (the Initial Lender Warrant), which represented 0.075% of the Company's common stock and common stock equivalents outstanding as of the day before the closing, on a fully-diluted basis, at an exercise price of $2.55 per share. The Initial Lender Warrant was classified as equity and its fair value was recorded in the stockholders’ equity section of the balance sheet. The Lender Warrant will become exercisable for up to an additional 98,199 shares pro-rated based on amounts actually advanced for the various tranches under the Loan Agreement (the Remaining Lender Warrant). The Remaining Lender Warrant under the Loan Agreement is considered an outstanding instrument upon closing of the Loan Agreement for accounting purposes. In accordance with Accounting Standards Codification (ASC) 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity, the Remaining Lender Warrant is recognized at its fair value as a warrant liability given the variable settlement amount of the warrant shares and included in other non-current liabilities within the condensed balance sheets. The Lender Warrant expires on August 6, 2034.

“At-the-Market” Equity Offering

On August 10, 2022, the Company entered into a sales agreement (Sales Agreement) with Leerink Partners LLC (formerly SVB Securities LLC) to establish an at-the-market (ATM) offering defined in Rule 415 under the Securities Act. Pursuant to the Sales Agreement, the Company is permitted to offer and sell, from time to time, shares of its common stock having a maximum aggregate offering price of up to $75.0 million. As of September 30, 2024, the Company may issue and sell up to approximately $71.0 million in additional shares of its common stock under the ATM.

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

As of September 30, 2024, total shares of common stock reserved for issuance, on an as-if converted basis, are as follows:

September 30, 2024
Outstanding stock options and awards	11,146,572
Outstanding pre-funded warrants	7,104,853
Outstanding Lender Warrant	171,848
Shares available for further issuance under the 2024 Inducement Equity Incentive Plan	1,200,000
Shares available for further issuance under the 2021 Equity Incentive Plan	1,355,277
Shares available for further issuance under the 2021 Employee Stock Purchase Plan	1,767,746
Total	22,746,296

8.
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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

		September 30, 2024
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Cash equivalents	Level 1	$31	$—	$—	$31
Money market funds	Level 1	6,247	—	—	6,247
Marketable securities:
U.S. treasuries	Level 1	50,299	53	(7)	50,345
Commercial paper	Level 2	5,901	11	—	5,912
Government agencies bonds	Level 2	14,962	21	(2)	14,981
Total financial assets		$77,440	$85	$(9)	$77,516

		December 31, 2023
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$91	$—	$—	$91
U.S. treasuries	Level 1	3,595	—	—	3,595
Commercial paper	Level 2	34,901	—	(18)	34,883
Government agencies bonds	Level 2	6,389	1	—	6,390
Marketable securities:
U.S. treasuries	Level 1	16,182	4	(15)	16,171
Commercial paper	Level 2	2,971	—	(2)	2,969
Government agencies bonds	Level 2	39,897	6	(82)	39,821
Total financial assets		$104,026	$11	$(117)	$103,920

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

As of September 30, 2024, the fair value of available-for-sale marketable securities was $71.2 million, all of which had remaining maturities of less than one year.

The Company's financial liability measured at fair value on a recurring basis consists of the Remaining Lender Warrant issued in connection with the Loan Agreement (see Note 7). The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company utilized the Black-Scholes option valuation model to fair value the warrant liability. The fair value is estimated using the Black-Scholes option-pricing model and adjusted for the likelihood of draw downs. The expected term is based on the remaining contractual term of the warrant. The Company estimates its expected stock volatility based on the historical volatility of a set of peer companies, which are publicly traded, and expects to continue to do so until it has adequate historical data regarding the volatility of its own publicly-traded stock price. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the expected term of the Lender Warrant. The Company uses an expected dividend yield of zero based on the fact that the Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future. The warrant liability is subject to re-measurement at each balance sheet date, and any change in fair value is recognized as a gain or loss in our statement of operations and comprehensive loss. During the three and nine months ended September 30, 2024, the fair value of the warrant liability and its change were not material.

The carrying amount of the Company’s remaining financial assets and liabilities, which include cash, receivables and payables, approximate their fair values due to their short-term nature.

9.
Income Taxes

For the nine months ended September 30, 2024 and 2023, the Company did not record any income tax expense or benefit. The Company has recorded a full valuation allowance against its U.S. federal and state deferred tax assets as the Company believes it is more likely than not that the benefit will not be realized.

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

The following potentially dilutive securities were not included in the calculation of diluted net loss per share as of the periods presented because the effect would have been anti-dilutive:

	September 30,
	2024	2023
Outstanding stock options and restricted stock units	11,146,572	9,319,127
Outstanding Lender Warrant	171,848	—
Total	11,318,420	9,319,127

11.
Workforce Reduction

On May 14, 2024, the Company announced cost containment measures, including a committed plan to reduce its workforce (the Workforce Reduction) by approximately 22%. The cost containment measures align with the Company's focus on generating data from its clinical-stage gene therapy programs. The Workforce Reduction was completed as of September 30, 2024. During the nine-months ended September 30, 2024, the Company recognized $1.4 million of aggregate charges, primarily related to employee cash severance and continuing health insurance benefits.

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

We are advancing a deep and diverse pipeline of disease-modifying targeted therapies that includes both gene therapies and small molecules discovered internally and developed using our extensive core capabilities to address rare or highly prevalent forms of heart disease. All of our programs are currently being assessed in clinical trials or are in the preclinical stage; we do not have any products approved for sale and have not generated any revenue to date.

Our lead investigational product candidates are TN-201, a gene therapy for myosin binding protein C3 (MYBPC3)-associated hypertrophic cardiomyopathy (HCM), TN-401, a gene therapy for plakophilin 2 (PKP2)-associated arrhythmogenic right ventricular cardiomyopathy (ARVC), and TN-301, a small molecule for heart failure with preserved ejection fraction (HFpEF).

TN-201 is our potential first-in-class and best-in-class gene therapy for adults and children with HCM due to MYBPC3 gene mutations. These mutations result in a deficiency of myosin binding protein, which in turn can cause the heart walls of affected individuals to become significantly thickened, leading to fibrosis, abnormal heart rhythms, cardiac dysfunction, heart failure and death. HCM is a chronic, progressive condition and those diagnosed with the disease often experience significant impairment in overall quality of life and may be at higher risk for serious complications and co-morbidities. TN-201 utilizes a recombinant adeno-associated virus serotype 9 (AAV9) capsid and is designed to deliver a working MYBPC3 gene to specific cells of the heart in order to produce cardiac myosin binding protein and thereby potentially slow or even reverse the course of MYBPC3-associated HCM following a single infusion.

In October 2023, we began dosing patients in the MyPEAKTM-1 Phase 1b/2 multi-center, open-label clinical trial, designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-201. We have completed Cohort 1 dosing at the 3E13 vg/kg dose in the MyPEAK-1 trial with no unexpected events or toxicities associated with TN-201 observed. Following review by an independent Data and Safety Monitoring Board (DSMB) of safety data from the first three MyPEAK-1 patients, the DSMB recommended that we proceed with the planned escalation to the 6E13 vg/kg dose, per protocol. MyPEAK-1 is now actively enrolling patients for Cohort 2 at several U.S. clinical sites and initial data from the trial is anticipated in December 2024.

To support our development efforts for TN-201 we are conducting two noninterventional studies: a study evaluating seroprevalence to AAV9 antibodies among adults with MYBPC3-associated HCM, and MyClimb, a prospective and retrospective global natural history study focused on pediatric patients with MYBPC3 mutation-associated cardiomyopathy. The seroprevalence study has completed enrollment and data is under analysis. The objective of the MyClimb natural history study is to characterize the outcomes, burden of illness, risk factors, quality of life, and biomarkers associated with disease progression in pediatric patients with cardiomyopathy due to MYBPC3 gene mutations, as well as related treatments and procedures. MyClimb complements existing disease registries focused primarily on adult patient HCM populations and may support and expedite the development of TN-201 in the pediatric patient population. In July 2024, we received rare pediatric disease designation from the FDA for TN-201 in MYBPC3-associated HCM. TN-201 has also been granted orphan drug designation from the FDA, orphan medicinal product designation from the European Commission (EC), and Fast Track Designation from the FDA.

TN-401 is our potential first-in-class and best-in-class AAV9-based gene therapy for the treatment of ARVC due to disease-causing variants in the PKP2gene. ARVC, also known as arrhythmogenic cardiomyopathy, or ACM, is a chronic, progressive disease characterized by frequent, severe, and potentially life-threatening ventricular arrhythmias. The disease is associated with adverse heart remodeling, fibrosis, cardiac dysfunction, significant impairment to patients’ overall quality of life, as well as an elevated risk of sudden cardiac death. PKP2 mutations are the most common genetic cause of ARVC and result in insufficient expression of a protein needed for proper functioning of the desmosomal complex that maintains physical connections and electrical signaling between heart muscle cells. TN-401 utilizes a recombinant AAV9 capsid and is designed to deliver a working PKP2 gene to specific cells of the heart in order to produce plakophilin protein and thereby potentially slow or even reverse the course of PKP2-associated ARVC following a single infusion.

In October 2023, the FDA provided clearance of our IND application to initiate clinical testing of TN-401. We plan to initiate patient dosing in RIDGETM-1, our Phase 1b multi-center, open-label clinical trial, designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-401, in the fourth quarter of 2024 and have activated multiple clinical trial sites at leading cardiology centers with ARVC expertise. We intend to expand enrollment of RIDGE-1 outside the U.S. and received approval from the United Kingdom Medicines and Healthcare Products Regulatory Agency (MHRA), Research Ethics Committee and Health Research Authority for our TN-401 Clinical Trial Authorization in June 2024.

In support of our development efforts for TN-401, we have initiated a global noninterventional study (RIDGE) to collect natural history and seroprevalence to AAV9 antibodies data among ARVC patients who carry pathogenic or likely pathogenic PKP2 gene mutations. TN-401 has received orphan drug designation from the FDA and orphan medicinal product designation from the EC, as well as Fast Track Designation from the FDA.

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

In addition to our lead product candidates, we have multiple early-stage programs progressing through preclinical development using various therapeutic approaches, including gene addition, gene editing, gene silencing, and cellular regeneration to address other forms of rare and/or prevalent heart disease.

Our distinct suite of integrated capabilities supports our efforts to discover and develop disease-modifying treatments focused on heart disease. We also continue to invest in complementary new technologies and the optimization of our existing proprietary capabilities, including the use of humaniPSC-derived cardiomyocyte disease models, machine learning and phenotypic screening, gene editing, AAV capsid engineering and novel promoter constructs to enable the discovery, design, delivery and development of therapeutics that are best suited to a given cardiovascular condition. We have also internalized and integrated both current Good Manufacturing Practices (cGMP) and non-GMP AAV manufacturing capabilities to support our emerging portfolio of gene therapy and cellular regeneration product candidates. Our Genetic Medicines Manufacturing Center, a cGMP facility, is strategically located near our research labs and Manufacturing Technology Development Center, a non-GMP facility, in the San Francisco Bay Area to enable smooth scale-up of production to support our clinical studies and utilizes a modular, scalable design to produce AAV-based gene therapies under cGMP standards. We seek to build on existing proprietary capabilities with the aim of increasing the safety and efficacy of genetic medicines, accelerating early-stage discovery and preclinical optimization and reducing the overall cost of goods by increasing manufacturing productivity and scalability.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023:

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,		$	%
(in thousands, except percentages)	2024	2023	Change	Change
Operating expenses:
Research and development	$20,350	$23,091	$(2,741)	(12%)
General and administrative	6,361	7,829	(1,468)	(19%)
Total operating expenses	26,711	30,920	(4,209)	(14%)
Loss from operations	(26,711)	(30,920)	4,209	(14%)
Other income, net:
Interest income	1,080	1,776	(696)	(39%)
Other expense, net	(3)	1	(4)	NM
Total other income, net	1,077	1,777	(700)	(39%)
Net loss	$(25,634)	$(29,143)	$3,509	(12%)

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

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended September 30,		$	%
(in thousands, except percentages)	2024	2023	Change	Change
Personnel-related costs	$7,834	$9,658	$(1,824)	(19%)
Facility and laboratory costs	6,188	5,617	571	10%
Outside services	5,644	7,365	(1,721)	(23%)
Other research and development expenses	684	451	233	52%
Total research and development expenses	$20,350	$23,091	$(2,741)	(12%)

Research and development expenses were $20.4 million and $23.1 million for the three months ended September 30, 2024 and 2023, respectively. The year-over-year decrease of $2.7 million, or 12%, was primarily due to:

•
a decrease of $1.8 million in employee-related costs primarily driven by a workforce reduction plan initiated in May 2024 (the Workforce Reduction).
•
a decrease of $1.7 million in outside services reflecting lower costs for outside lab services as there were no IND-enabling activities in 2024.

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

General and administrative expenses were $6.4 million and $7.8 million for the three months ended September 30, 2024 and 2023, respectively. The year-over-year decrease of $1.5 million, or 19%, was primarily due to decreases in employee-related costs driven by the Workforce Reduction and lower professional fees.

Interest Income

Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. The interest income was $1.1 million and $1.8 million for the three months ended September 30, 2024 and 2023, respectively. The year-over-year decrease of $0.7 million was primarily due to lower cash, cash equivalents and investment balances.

Net Loss

Net loss for the three months ended September 30, 2024, was $25.6 million, compared to a net loss of $29.1 million for the three months ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023:

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,		$	%
(in thousands, except percentages)	2024	2023	Change	Change
Operating expenses:
Research and development	$68,054	$75,173	$(7,119)	(9%)
General and administrative	23,242	24,574	(1,332)	(5%)
Total operating expenses	91,296	99,747	(8,451)	(8%)
Loss from operations	(91,296)	(99,747)	8,451	(8%)
Other income, net:
Interest income	3,925	5,586	(1,661)	(30%)
Other income, net	78	12	66	NM
Total other income, net	4,003	5,598	(1,595)	(28%)
Net loss	$(87,293)	$(94,149)	$6,856	(7%)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Nine Months Ended September 30,		$	%
(in thousands, except percentages)	2024	2023	Change	Change
Personnel-related costs	$28,668	$28,468	$200	1%
Facility and laboratory costs	19,613	23,768	(4,155)	(17%)
Outside services	17,404	21,209	(3,805)	(18%)
Other research and development expenses	2,369	1,728	641	37%
Total research and development expenses	$68,054	$75,173	$(7,119)	(9%)

Research and development expenses were $68.1 million and $75.2 million for the nine months ended September 30, 2024 and 2023, respectively. The year-over-year decrease of $7.1 million, or 9%, was primarily due to:

•
a decrease of $4.2 million in facility and laboratory costs, reflecting lower costs of supplies and materials and lower facility management fees; and
•
a decrease of $3.8 million in outside services reflecting lower outside lab service fees as there were no IND-enabling activities in 2024, partially offset by an increase in clinical trial related costs for TN-201 and TN-401.

General and Administrative

General and administrative expenses were $23.2 million and $24.6 million for the nine months ended September 30, 2024 and 2023, respectively. The year-over-year decrease of $1.3 million, or 5%, was primarily due to decreases in employee-related costs driven by the Workforce Reduction and lower professional fees.

We continue to support our research and development activities and business development opportunities, and incur professional service fees. In addition, we will continue to incur legal, accounting, insurance and other expenses in operating our business as a public company, including costs associated with regulatory and compliance activities. However, we expect our general and administrative expenses to generally remain flat for the remainder of 2024.

Interest Income

Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. The interest income was $3.9 million and $5.6 million for the nine months ended September 30, 2024 and 2023, respectively. The year-over-year decrease of $1.7 million was primarily due to lower cash, cash equivalents and investment balances.

Net Loss

Net loss for the nine months ended September 30, 2024, was $87.3 million, compared to a net loss of $94.1 million for the nine months ended September 30, 2023.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and we have incurred significant net losses and negative cash flows from operations. From our inception through September 30, 2024, we have funded our operations primarily from the sale and issuance of our equity securities. As of September 30, 2024, we had cash, cash equivalents and investments in marketable securities of $79.5 million and an accumulated deficit of $490.6 million.

Loan Agreement

On August 6, 2024, we entered into a Loan Agreement with Silicon Valley Bank (SVB), a division of First-Citizens Bank & Trust Company (the Loan Agreement). As of the filing date of this periodic report, under the Loan Agreement, we have the right to draw down $20.0 million at our discretion, up to an additional $5.0 million upon the satisfaction of certain milestones and up to an additional $20.0 million that may be available at SVB’s discretion, subject to specified conditions.

Follow-on Offering

On February 12, 2024, we completed an underwritten offering of 8,888,890 shares of our common stock at a price of $4.50 per share and, to an investor in lieu of common stock, pre-funded warrants to purchase 2,222,271 shares of our common stock at a price of $4.499 per pre-funded warrant under our registration statement on Form S-3 (File No. 333-266741). The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.001 per share, subject to certain ownership limitations. We received net proceeds of approximately $46.8 million, after deducting underwriting discounts and commissions of approximately $3.0 million and other offering expenses of approximately $0.2 million.

“At-the-Market” Equity Offering

On August 10, 2022, we entered into a sales agreement (the Sales Agreement) with Leerink Partners LLC (formerly SVB Securities LLC). Pursuant to the Sales Agreement, we may sell from time to time up to an aggregate of $75.0 million of our common stock through an “at-the-market” (ATM) offering defined in Rule 415 under the Securities Act. The $75.0 million of common stock that may be offered, issued and sold under the Sales Agreement is included in the $300.0 million of securities that may be offered, issued and sold by us under our registration statement on Form S-3 (File No. 333-266741). As of September 30, 2024, we may issue and sell up to approximately $71.0 million in additional shares of our common stock under the ATM.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents and investments in marketable securities, along with the $20.0 million of funds available under its Loan Agreement with SVB, will be sufficient to meet our working capital and capital expenditure needs through at least the next twelve months following the date of this Quarterly Report on Form 10-Q.

In order to complete the development of our product candidates and commercialize our product candidates, if approved, we will require substantial additional funding. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our operations through public or private equity offerings, debt financings or other capital sources, which may include strategic collaborations or other arrangements with third parties, or other sources of financing. We may not be able to raise additional capital on terms acceptable to us or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through strategic collaborations, partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If we are unable to raise additional capital on acceptable terms when needed, our business, results of operations, and financial condition would be adversely affected.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Net cash provided by (used in):
Operating activities	$(72,113)	$(80,148)
Investing activities	(12,972)	63,634
Financing activities	47,372	3,678
Net change in cash, cash equivalents and restricted cash	$(37,713)	$(12,836)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $72.1 million, which consisted primarily of a net loss of $87.3 million and a net change in operating assets and liabilities of $6.9 million, partially offset by $21.0 million in non-cash charges. The change in net operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses and other current liabilities of $5.3 million and a decrease in operating lease liabilities of $3.2 million, partially offset by a decrease of prepaid expenses and other current assets of $1.1 million. Cash flows from operations are generally impacted by the timing of payments to vendors and vendor payment terms. The non-cash charges primarily consisted of stock-based compensation of $12.7 million and depreciation and amortization of $6.4 million.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was $13.0 million, which consisted primarily of purchases of marketable securities of $85.1 million, partially offset by proceeds from maturities of marketable securities of $72.9 million.

Net cash provided by investing activities for the nine months ended September 30, 2023 was $63.6 million, which consisted primarily of proceeds from maturities of marketable securities of $105.5 million, partially offset by purchases of marketable securities of $41.0 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $47.4 million, which primarily consisted of net proceeds from our February 2024 follow-on offering of $46.8 million.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $3.7 million, which primarily consisted of proceeds from at-the-market sales of $3.9 million, partially offset by payments of accrued offering costs.

Contractual Obligations and Other Commitments

Except as otherwise described in Note 4 to our unaudited condensed financial statements included in this periodic report, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer, who is also serving as our interim Principal Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and interim Principal Financial Officer has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and interim Principal Financial Officer, to allow timely decisions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception, have not generated any product revenue to date and have financed our operations principally through issuances of our stock. As of September 30, 2024, we had an accumulated deficit of $490.6 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs, manufacturing activities and from general and administrative costs associated with our operations. Our product candidates will require substantial additional development time and resources before we will be able to apply for regulatory approvals and, if approved, begin generating revenue from product sales. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of September 30, 2024, we had $79.5 million in cash, cash equivalents and investments in marketable securities. We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our preclinical development programs, platforms, manufacturing activities, ongoing or planned clinical trials or future commercialization efforts.

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

As of the filing date of this periodic report, under our Loan Agreement, we have the right to draw down $20.0 million at our discretion, up to an additional $5.0 million, subject to specified conditions, and up to an additional $20.0 million may be made available to us at the lender’s sole discretion. Our ability to draw down two tranche commitments totaling $5.0 million in the aggregate is subject to our achievement, as determined by SVB in its discretion, of certain clinical milestones and the receipt of specified proceeds from equity financings and other qualified fundings. Our ability to draw down an additional tranche of $20.0 million is subject to agreement on the terms and conditions thereof and SVB’s sole discretion. As security for our obligations under the Loan Agreement, we granted SVB a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions. We intend to satisfy our future debt service obligations with our existing cash and cash equivalents. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our outstanding debt. Funds from external sources may not be available on acceptable terms, if at all.

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

Our net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions on their use under U.S. tax law. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. We have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. In addition, the use of our NOLs and other tax attributes may be subject to other limitations under applicable law. For example, California has recently enacted a temporary suspension on the use of state NOLs in taxable years beginning in 2024, 2025 and 2026, which would adversely affect our company if we earn taxable income in the impacted tax years. Consequently, our ability to use our NOLs and certain other tax attributes may be limited.

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

Further, FDA and other regulatory authorities may implement new policies and regulations on clinical trials. For example, the EU Clinical Trials Regulation (CTR), which repealed the EU Clinical Trials Directive, became applicable on January 31, 2022, and provided a three-year transition period. The CTR streamlined the processes for applying for authorization and supervision of clinical trials in the EU. Any clinical trial we initiate in the EU in the future will become subject to the provisions of the CTR. Trials we initiate in the United Kingdom are also subject to regulatory requirements and policies of the MHRA. Compliance with the CTR and/or MHRA requirements by us, our collaborators and third-party service providers, such as contract research organizations, may increase our clinical trial costs and impact the timeline of our development plans. If we are slow or unable to adapt to changes in clinical trial requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be negatively impacted.

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

Serious adverse events or other side effects observed in any of our clinical trials, or similar trials by other sponsors, may result in difficulty recruiting patients to the clinical trials, cause patients to drop out of our trials, or require that we abandon the trials or our development efforts of that product candidate altogether. We, the FDA, EMA, other comparable regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects or that the expected benefit does not justify the risk. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. There is no guarantee that our product candidates will not have side effects similar to those seen in other gene therapies or that we will be able to prevent such side effects from escalating to an unsafe level for our patients. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies, result in marketing approval with restrictive label warnings or for limited patient populations, or result in potential product liability claims. Any of these developments could materially harm our business, financial condition and prospects. Further, if any of our product candidates obtains marketing approval, toxicities associated with such product candidates previously not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the product or the withdrawal of the product from the market. No regulatory agency has made any determination that any of our product candidates or discovery programs is safe or effective for use by the general public for any indication. We cannot predict whether our product candidates will cause toxicities in humans that would preclude regulatory approval, or if approved, lead to the revocation of regulatory approval based on preclinical studies or early-stage clinical trials.

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

To date, our product candidates have been manufactured in quantities adequate for preclinical studies and our Phase 1 clinical trials for our lead product candidates. In order to conduct later-stage clinical trials for a product candidate and for commercialization of the resulting product if that product candidate is approved for sale, we will need to manufacture product candidates in larger quantities. We may not be able to successfully repeat or increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner or at all. Significant changes or scale-up of manufacturing may require additional validation studies, which are costly and which regulatory authorities must review and approve. In addition, quality issues may arise during those changes or scale-up activities.

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

If the FDA or EMA grants marketing approval of a product candidate, other comparable regulatory authorities in foreign jurisdictions must still approve the manufacturing, marketing and promotion and reimbursement of the product candidate in those countries. A failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the U.S., including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction.

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

Under the Rare Pediatric Disease Priority Review Voucher program, a sponsor who receives an approval for a drug or biological product for a rare pediatric disease may qualify for a voucher that can be redeemed to receive priority review for a different product. The sponsor may also transfer or sell the voucher to another sponsor. FDA awards rare pediatric disease priority review vouchers to sponsors of rare pediatric disease products that are approved and meet certain criteria, including a product candidate intended to treat a manifestation of a serious or life-threatening disease or condition in children aged 0 through 18 years of age. Under the current law, the rare pediatric disease priority review program will begin to sunset after December 20, 2024. The FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for a drug and that designation was granted by December 20, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers. There is no guarantee that any of our product candidates will be approved by that date, or at all. We may not obtain a priority review voucher prior to expiration of the program, unless Congress further reauthorizes the program.

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

As of September 30, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 62% of our common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger or other major corporate transactions. This concentration of ownership may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as a stockholder, entrench our management and board of directors or delay or prevent a merger, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. For example, we filed a shelf registration statement on Form S-3 that became effective on August 17, 2022, which allows us to undertake various equity and debt offerings up to $300.0 million (the Shelf Registration), and as of September 30, 2024, we have sold 34,854,373 shares of our common stock and pre-funded warrants to purchase 8,458,964 shares of our common stock pursuant to the Shelf Registration.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Sales of Unregistered Securities

We had no sales of unregistered equity securities during the period covered by this report that were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

(b)
Use of Proceeds from Public Offering of Common Stock

None.

(c)
Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Composite Amended and Restated Certificate of Incorporation of Tenaya Therapeutics, Inc., as amended	10-Q	001-40656	3.1	8-9-2023

3.2	Amended and Restated Bylaws of Tenaya Therapeutics, Inc.	8-K	001-40656	3.1	3-21-2023

4.1*+	Warrant to Purchase Stock

10.1*+	Loan and Security Agreement by and between Silicon Valley Bank, a division of First-Citizens Bank & Trust Company and Tenaya Therapeutics, Inc.

10.2	Tenaya Therapeutics, Inc. 2024 Inducement Equity Incentive Plan and related forms of stock option and restricted stock unit agreements	8-K	001-40656	10.1	9-16-2024

31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

* Filed herewith.

+ Portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. A copy of any omitted portions will be furnished to the SEC upon request.

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

Tenaya Therapeutics, Inc.

Date: November 6, 2024	By:	/s/ Faraz Ali, M.B.A.
Faraz Ali, M.B.A.
Chief Executive Officer and Director (Principal Executive Officer and Interim Principal Financial Officer)