Form 10-K
period 2024-12-31
Tenaya Therapeutics, Inc.
filed 2025-03-10
CIK 1858848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Stock Market on June 30, 2024 was approximately $170.5 million.

The number of shares of Registrant’s Common Stock outstanding as of March 4, 2025 was 87,582,646.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s 2024 fiscal year ended December 31, 2024.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company committed to a bold mission: to discover, develop and deliver potentially curative therapies that address the underlying drivers of heart disease. Heart disease is the leading cause of death in the world, representing an estimated 32% of all global fatalities. In the U.S., one in every five deaths is attributable to heart disease, and an estimated 40,000 infants are born each year with congenital heart conditions. While there is a clear need for improved treatments, the rate of cardiovascular drug product approvals has declined in recent years and few of the approved treatments address the underlying cause of such diseases.

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

We are primarily focused on advancing our lead investigational product candidates, TN-201, a gene therapy for MYBPC3-associated hypertrophic cardiomyopathy (HCM) and TN-401, a gene therapy for PKP2-associated arrhythmogenic right ventricular cardiomyopathy (ARVC). Each candidate is currently in clinical testing to establish the safety profile of two different doses in adults with disease due to pathogenic/likely pathogenic mutations. We anticipate that data generated in the next year will inform late-stage development by characterizing each candidates’ safety and tolerability profile, ability to transduce target heart cells, and produce the lacking protein underlying disease to slow – or even halt – disease progression.

We were founded with a long-term goal of building a fully integrated biopharmaceutical company focused on discovering, developing and ultimately commercializing first/best in class precision medicines for heart disease. Early on in our company history, we invested in differentiated capabilities to enable modality agnostic target identification, validation, anchored in human genetics and the use of human disease models. . To support our initial focus on gene therapy candidates, we internalized expertise in capsid engineering and manufacturing anchored on the use of adeno-associated viruses (AAVs) as the method of delivery to the heart and that in-depth expertise has directly informed the design, optimization and production of our lead gene therapy candidates, TN-201 and TN-401

For programs addressing relatively rare conditions – for example, our gene therapies for genetic cardiomyopathies – our strategy is to develop, manufacture, and commercialize at least some of these programs on our own, although we may selectively consider partnerships to access technology, accelerate our progress, or improve our global reach to patients. Where our discovery efforts lead to product candidates intended for relatively prevalent indications, such as TN-301, our small molecule histone deacetylase-6 (HDAC6) inhibitor for heart failure with preserved ejection fraction (HFpEF), our strategy is to out-license or partner such programs.

Our Product Pipeline

We are advancing a diverse pipeline of product candidates intended to target the underlying causes of rare and highly prevalent forms of heart disease.

Each of our most advanced product candidates, TN-201, TN-401, and TN-301, emerged from an initial examination of the genetic underpinnings of heart conditions and has progressed to clinical stage with the support of our proprietary internal capabilities.

•
TN-201 gene therapy for HCM caused by variants in the Myosin Binding Protein C3 (MYBPC3) gene: TN-201 is our AAV serotype 9 (AAV9)-based gene therapy being developed to treat the underlying cause of MYBPC3-associated HCM by delivering a working MYBPC3 gene to specific cells of the heart via a single infusion. MYBPC3 mutations are the most common genetic cause of HCM, accounting for approximately 20% of the overall HCM population or more than 120,000 people in the U.S. alone. Patients may experience serious complications such as shortness of breath, fainting and palpitations, significant impairment in overall quality of life, heart failure, and sudden cardiac death. We are currently conducting the Phase 1b/2 MyPEAKTM-1 clinical trial in symptomatic adults diagnosed with MYBPC3-associated nonobstructive HCM, for which we presented promising initial data on the first cohort of patients in December 2024. We plan to report additional Cohort 1 data in the first half of 2025. We also anticipate completing Cohort 2 enrollment in the first half of 2025 and providing initial Cohort 2 data and a further update on Cohort 1 in the second half of 2025. TN-201 has received orphan drug designation and rare pediatric disease designation from the FDA and orphan medicinal product designation from the European Commission (EC), as well as Fast Track Designation from the FDA.
•
TN-401 gene therapy for arrhythmogenic right ventricular cardiomyopathy (ARVC) caused by variants in the Plakophilin-2 (PKP2) gene: TN-401 is our AAV9-based gene therapy being developed for the treatment of ARVC due to disease-causing variants in the PKP2 gene. PKP2 mutations are the most common genetic cause of ARVC, also known as arrhythmogenic cardiomyopathy (ACM), a condition characterized by arrhythmias, palpitations, lightheadedness, dizziness and fainting that typically strikes before age 40. The prevalence of PKP2-associated ARVC is estimated at more than 70,000 people in the U.S. alone, though it frequently goes undiagnosed as sudden cardiac death is the first sign of disease in nearly one quarter of known cases. We commenced patient dosing in the Phase 1b RIDGETM-1 clinical trial of TN-401 in November 2024 and expect to complete Cohort 1 enrollment in the first half of 2025. Initial data from the RIDGE-1 is anticipated in the second half of 2025. TN-401 has received orphan drug designation from the FDA and orphan medicinal product designation from the EC, as well as Fast Track Designation from the FDA.
•
TN-301 small molecule HDAC6 inhibitor for the potential treatment of HFpEF: HFpEF accounts for approximately 50 percent of all heart failure, or an estimated 3 million patients in the U.S. alone. We initially discovered the cardioprotective qualities of selective HDAC6 inhibition in a genetic model of dilated cardiomyopathy. In preclinical studies, TN-301 was subsequently shown to reverse many of the signs and symptoms of HFpEF, with evidence of improved cardiac function and glucose tolerance and reduced inflammation and fibrosis. We completed Phase 1 clinical testing of TN-301 in healthy volunteers, observing an encouraging safety profile, suitability for once-daily dosing, and dose-dependent target engagement. Due to the large HFpEF patient population, we believe that TN-301’s late-stage development and commercialization would best be led by a strategic pharmaceutical partner with the global resources to explore the full potential of the molecule and are currently evaluating opportunities to partner TN-301.

While our investments are firmly focused on our lead product candidates, we have multiple early-stage programs progressing through preclinical development using various therapeutic approaches, including gene addition, gene editing, gene silencing, and cellular regeneration to address other forms of rare and/or prevalent heart disease. Today, our pipeline consists of programs to which we have exclusive worldwide rights and that have emerged from our internal efforts, with select product candidates originating based on intellectual property licensed from academic institutions.

Our Integrated Capabilities

Our distinct suite of integrated capabilities broadly enable target identification and validation, design of AAV-based genetic medicines and in-house manufacturing to support our efforts to discover and develop disease-modifying treatments focused on heart disease. We have invested in our interrelated capabilities, including the use of human-induced Pluripotent Stem Cell (iPSC) and engineered heart tissue disease models, machine learning and phenotypic screening, capsid engineering and novel promoter constructs, to enable the discovery, design, delivery and development of therapeutics that are best suited to a given cardiovascular condition. We have also chosen to have complete ownership of process development, analytical development, and quality control for our gene therapy product candidates and have already produced the clinical trial material needed for our AAV-based clinical stage gene therapy candidates TN-201 and TN-401 at our Good Manufacturing Practice (cGMP)-certified Genetic Medicines Manufacturing Center (GMMC) in Union City, California.

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

Our Strategy

Our long-term goal is to become a leading, fully integrated biotechnology company delivering next-generation therapies that address the underlying causes of heart disease. We are taking advantage of an expanded understanding of heart biology and advances in the science of genetics and disease models to discover, develop, manufacture and ultimately commercialize a deep and diverse pipeline of novel heart disease therapies. The key components of our strategy to achieve these goals are:

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

Our Gene Therapy Programs

Gene therapy is a way of treating or preventing diseases or medical conditions caused by genetic mutations. Our initial programs target loss-of-function mutations that affect a given gene’s ability to make a protein resulting in a pathogenic protein deficiency. Gene therapy replaces the mutated gene by delivering a working gene to target cells in order to restore healthy function and thereby address the underlying cause of a disease.

We utilize AAVs, and specifically AAV9, to deliver the therapeutic working gene to target cells of the heart muscle. AAVs are naturally occurring viruses that are not known to cause diseases in people and are the most common viral vectors used in gene therapy. Viral DNA is removed and the resulting viral shell, or capsid, is loaded with a working gene and regulatory elements to ensure preferential delivery to target tissues and successful transfer of the gene into cells, known as transduction. AAV9 is the most widely studied and clinically validated capsid and has been proven to transduce human cardiomyocytes.

TN-201: Gene Therapy for MYBPC3-associated HCM

We are developing TN-201, an investigational and potential first-in-class and best-in-class AAV-based gene therapy for MYBPC3-associated HCM, a condition caused by insufficient levels of myosin-binding protein C (MyBP-C). MYBPC3 genetic mutations are the most common cause of familial HCM. These mutations and the associated deficiency in MyBP-C protein, result in dysregulation of the heart’s contractile mechanism which in turn causes the heart walls of affected individuals to become significantly thickened, leading to fibrosis, abnormal heart rhythms, cardiac dysfunction, heart failure, and increased risk of sudden cardiac death. There are currently no approved therapies that address the underlying cause of MYBPC3-associated HCM.

Overview of HCM

HCM is a condition in which the heart walls become thickened (hypertrophy) due to excess contraction, resulting in a reduced ability of the left ventricle (LV) to relax and fill (diastole) and pump (systole) blood effectively with each heartbeat. HCM is a chronic, progressive disease associated with significant impairment to patients’ overall quality of life, as well as an elevated risk of sudden cardiac death. Symptoms include chest pain, shortness of breath (dyspnea), fainting (syncope), fatigue and palpitations. As the disease progresses, patients may suffer premature death due to end-stage heart failure or malignant ventricular arrhythmia (VA) sometimes leading to sudden cardiac death or stroke. Disease onset can occur at any age, with HCM most frequently emerging in adults in their mid-40s. When HCM emerges in children and young adults, the disease course is typically more aggressive and prognosis is worse than that observed in older patients. While a relatively rare occurrence, HCM is the leading cause of sudden cardiac death in young adults.

HCM is estimated to affect one in every 500 people, approximating more than 600,000 people in the U.S. A majority of HCM patients are currently undiagnosed, with diagnosis typically starting with the onset of symptoms, family screening, or the discovery of an abnormal electrocardiogram (ECG) pattern. A clinical diagnosis of HCM in adults is defined as a left ventricular wall thickening of greater than 15mm. Patients with HCM can present with either the obstructive form (oHCM) or the nonobstructive form (nHCM) of the disease. Both forms of the disease involve significant LV hypertrophy; however, in oHCM, the thickening of the LV wall is such that the LV outflow tract (LVOT) narrows and “obstructs” the proper flow of blood to the rest of the body. Nonobstructive HCM is more frequently characterized by diastolic dysfunction resulting in increased LV filling pressures that leads to chest pain and dyspnea. The genetic causes of HCM may be diverse, but approximately 60% of patients with HCM have clearly identifiable familial disease with an autosomal dominant pattern of inheritance. Mutations in the MYBPC3 gene are estimated to represent approximately 20% of the overall HCM population and to affect approximately 120,000 patients in the U.S. MYBPC3 gene mutations may result in either form of HCM. In contrast to the general HCM population in which oHCM makes up approximately two-thirds of diagnoses, a majority of MYBPC3-associated HCM patients have the nonobstructive form of the disease, with one study involving a series of more than 1,000 patients finding that 69% of patients with truncating MYBPC3 mutations had nHCM, while 31% presented with LVOT characteristic of oHCM.

HCM patients who are heterozygous for MYBPC3 gene mutations are typically diagnosed earlier in life as compared to genotype negative HCM patients and have more severe disease associated with increases in arrhythmia, sudden cardiac death and cardiovascular mortality. Those diagnosed with MYBPC3-associated HCM before the age of eighteen represent a sizeable severe population subject to more rapid disease progression and a markedly greater cumulative disease burden compared to those with adult-onset. Infants with homozygous MYBPC3 gene mutations represent a rare, but particularly severe patient group. With high risk of death and no available treatment options to address the underlying genetic mutation, the only option for those born with homozygous MYBPC3 gene mutations is a heart transplant, typically within the first year of life.

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

In recent years, a class of agents known as cardiac myosin inhibitors have emerged as potential treatments for HCM. One of these agents, mavacamten, is approved for the treatment of adults with oHCM. However, there are currently no therapies approved specifically for HCM patients with nonobstructive disease or with MYBPC3 gene mutations.

Our Solution

We believe TN-201 has the potential to address the underlying biological basis of disease in adult and pediatric HCM patients with homozygous or heterozygous MYBPC3 gene mutations. Based on our preclinical data, TN-201 gene therapy has the potential to achieve highly selective and robust expression of the MYBPC3 gene and to slow or even reverse the course of MYBPC3-associated HCM, including LV hypertrophy, outflow tract obstruction, heart failure, atrial fibrillation, and malignant arrhythmias. By improving upon these aspects of disease, TN-201 may improve heart functional capacity, stabilize or reverse disease symptoms, reduce the need for invasive treatments and improve survival. As with other AAV-based gene therapies, benefits are expected to be durable and a one-time dose may be sufficient to halt or even reverse disease. TN-201 has received orphan drug, Fast Track and Rare Pediatric Disease designations from the FDA and orphan medicinal product designation from the EC.

The MyPEAK-1 Phase 1b/2 Clinical Trial of TN-201

MyPEAK-1 is a multi-center, open-label clinical trial designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-201. The trial may enroll up to thirty symptomatic (New York Heart Association class II or III) adults (ages 18-75) with low titers of AAV9 neutralizing antibodies who have been diagnosed with MYBPC3-associated HCM. Endpoints for the trial include safety and tolerability, pharmacokinetics (PK) (as measured by transgene. mRNA expression and MyBP-C protein level changes via cardiac biopsies), pharmacodynamic (PD) (as measured by imaging and plasma biomarkers), exercise capacity (as measured by a six-minute walk test and cardiopulmonary exercise testing (CPET)) and patient-reported outcomes (as measured by a Kansas City Cardiomyopathy Questionnaire). These assessments are taken at regular intervals during the first year of the study. Patients enrolled in MyPEAK-1 are monitored for an additional four years to gather long-term safety and efficacy data. The trial includes a preventative immunosuppressive regimen at the time of dosing, close safety monitoring, and the gradual tapering of immunosuppressive medications. We plan to assess two dose levels of TN-201 in the trial, 3×1013 vg/kg and 6x1013 vg/kg, doses associated with near-maximal efficacy in preclinical studies of a homozygous knock-out model. The first three patients in each dose cohort will be dosed sequentially, with a pause between patient doses to monitor for safety. Following dosing of the first three sentinel patients, an independent data and safety monitoring board (DSMB) will convene to review all available data before dose escalation or cohort expansion may proceed.

In October 2023, we dosed our first patient in MyPEAK-1 at the 3×1013 vg/kg level. In October 2024, we announced that three patients had been dosed in Cohort 1 and that the DSMB endorsed our plans to proceed with dose escalation to 6x1013 vg/kg. At that time, we also shared protocol amendments, including the addition of a cardiac biopsy at baseline and greater flexibility in timing for post-dose biopsies to help characterize pharmacokinetics. In December 2024, Tenaya announced early but encouraging initial interim safety and biopsy data from Cohort 1. TN-201 administered at the starting dose of 3×1013 vg/kg was generally well-tolerated among the first three patients enrolled in the study. Among the first two patients for whom Week 8 biopsy results were available, TN-201 achieved readily detectable vector DNA in the heart and evidence of transgene RNA expression. Serial biopsies at Week 8 and Week 52 for Patient 1 demonstrated increasing TN-201 mRNA and MyBP-C protein levels over time. Circulating biomarkers of cardiac muscle strain and injury remained largely stable, and certain clinical markers of disease showed stability or directional improvement in the first two individuals dosed, while other measures were not yet available, interpretable or were mixed. We plan to present additional follow-up data from Cohort 1 during the first half of 2025.

We have dosed two patients in the sentinel phase of Cohort 2 at the 6x1013 vg/kg dose and anticipate completing enrollment of Cohort 2 in the first half of 2025. Initial Cohort 2 data, along with an update on Cohort 1 patients, is anticipated in the second half of 2025. Based on safety and initial efficacy data from the first two cohorts of the MyPEAK-1 clinical trial, we will determine whether to enroll expansion cohorts and at which dose(s). We also plan to initiate discussions with regulatory authorities to pursue alignment on plans for pivotal studies in pediatric and/or adult MYBPC3-associated HCM populations.

Noninterventional Studies in Support of TN-201's Clinical Development

In order to support our development efforts for TN-201, we initiated two noninterventional studies: a study evaluating seroprevalence to AAV9 antibodies among adults with MYBPC3-associated HCM and MyClimb, a prospective and retrospective global natural history study focused on pediatric patients with MYBPC3 mutation-associated cardiomyopathy. The seroprevalence study has completed enrollment and initial data indicated that antibodies to AAV9 in the majority of participants were below the eligibility threshold that would allow for participation in MyPEAK-1. The MyClimb natural history study is following patient medical history to characterize the outcomes, burden of illness, risk factors, quality of life, and biomarkers associated with disease progression in pediatric patients. This study complements existing disease registries focused primarily on adult patient HCM populations and may support and expedite the development of TN-201 in the pediatric patient population. To date, we have activated more than 40 sites in the U.S. and Europe in connection with these noninterventional studies.

Preclinical Evidence Supporting TN-201 Clinical Development

In preclinical studies, we systemically administered a mouse surrogate of TN-201 (AAV:mMybpc3 or mTN-201) in two-week-old Mybpc3 knockout (KO) mice. The Mybpc3 KO model develops marked LV hypertrophy, poor cardiac function, and dilation at two weeks of age, comparable to HCM patients with truncating or null mutations. Due to the severe phenotype of the Mybpc3 KO mice and the lack of any MyBP-C protein, this is considered a demanding model to demonstrate efficacy particularly for modeling heterozygous patients, who lack only 35% to 40% of normal sarcomeric MyBP-C protein levels. Treatment with mTN-201 improved LV hypertrophy and cardiac function compared to their pre-treatment baseline levels, indicating partial reversal of the disease and dramatically extended lifespan. Treated mice exhibited an absolute improvement of ejection fraction (EF) of more than 20% versus untreated controls that eventually increases to more than 30% at 13 months, the last echocardiography measurement. EF and LV hypertrophy (LV mass normalized to body weight) improvements did not diminish over time, suggesting that a single systemic dose may be sufficient for a durable reversal of MYBPC3-associated HCM. Additionally, we observed improvements in LV diameter and ECG measurements. There is also a clear survival benefit with no deaths due to heart failure in the mTN-201 arm and 100% mortality in the untreated control arm out to 20 months following dosing.

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

TN-401: Gene Therapy for PKP2-associated ARVC

We are developing TN-401, an investigational and potential best-in-class AAV-based gene therapy for the potential treatment of ARVC, also known as arrhythmogenic cardiomyopathy or ACM, caused by mutations to the PKP2 gene. Such mutations are estimated to affect more than 70,000 patients in the U.S. PKP2 mutations result in insufficient expression of a protein needed for the proper functioning of desmosome, a complex that maintains physical connections and electrical signaling between heart muscle cells. As the desmosome structure is impaired, cardiac muscle cells are progressively replaced by fibrofatty tissue and electrical pulses in the heart become unstable, resulting in adverse remodeling and irregular heart rhythms. TN-401 is designed to deliver a working PKP2 gene into heart muscle cells using an AAV9 capsid where the functional PKP2 gene produces the missing protein, restoring function and reversing or slowing progression of disease by addressing the genetic mutation most frequently underlying ARVC.

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

Our Solution

TN-401 is a potential best-in-class AAV-based gene replacement therapy designed to deliver a fully functional copy of the human PKP2 gene to the hearts of ARVC patients carrying PKP2 mutations. We believe that delivery of a working PKP2 gene to cardiomyocytes represents a promising treatment that can address the underlying genetic cause of this disease. As the disease is most often caused by haploinsufficiency, expression of a functional PKP2 gene to increase PKP2 protein levels in cardiomyocytes is expected to restore proper structure and function of the desmosome. This in turn has the potential to slow and even reverse the progression of disease in patients. The PKP2 gene will be delivered using AAV9 capsid with well-established tropism for the heart and expression of the PKP2 protein will be selective to the heart through use of a cardiomyocyte-specific promoter.

TN-401 Clinical Development Plan

In November 2024, we dosed our first patient in RIDGE-1, our multi-center, open-label clinical trial designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-401. A second patient was also dosed in early 2025. Overall, the trial will seek to enroll at least six symptomatic (New York Heart Association class I, II or III) adults (ages 18-65) with low titers of AAV9 neutralizing antibodies who have been diagnosed with PKP2-associated ARVC and have an ICD. The primary endpoints for the trial include safety and tolerability, PK (as measured by transgene and mRNA expression via cardiac biopsies at 8 weeks and 52 weeks) and PD (as measured by changes in daily PVCs and non-sustained ventricular tachycardia).

Additional endpoints include frequency of ICD shocks or pacing, frequency of ventricular tachycardia, changes in premature ventricular contractions, imaging biomarkers by echo evaluating structural/hemodynamic changes, plasma biomarkers and patient-reported outcomes. The trial will include a preventative immunosuppressive regimen and close safety monitoring, as well as a 5-year follow-up on safety and efficacy. We plan to assess two dose levels of TN-401 in the trial, starting with 3×1013 vg/kg, a dose associated with near-maximal efficacy in preclinical studies. We expect to complete enrollment of the first cohort of patients in the first half of 2025. An independent safety review will then inform plans for dose escalation to 6×1013 vg/kg, as needed, and/or enrollment of additional patients in the first cohort. Initial clinical data from the first cohort of patients receiving TN-401 at the 3×1013 vg/kg dose is expected in the second half of 2025.

To support our development efforts for TN-401, we have initiated RIDGE a global noninterventional study to collect treatment history and seroprevalence to AAV9 antibodies data among ARVC patients who carry pathogenic or likely pathogenic PKP2 gene mutations. Initial data from RIDGE indicated that antibodies to AAV9 in a majority of these patients were below the eligibility threshold that would allow for participation in RIDGE-1. We plan to present additional data from RIDGE in the first half of 2025.

TN-401 has received Fast Track and orphan drug designation from the FDA and orphan medicinal product designation from the EC. In January 2025, we were awarded a Clinical Grant (Clin2) of $8.0 million from the California Institute for Regenerative Medicine (CIRM), a state of California Agency that funds regenerative medicine, stem cell, and gene therapy research. Proceeds from the grant will help fund clinical trial costs for our ongoing Phase 1b RIDGE-1 clinical trial of TN-401 gene therapy.

Preclinical Evidence Supporting TN-401 Clinical Development Plan

Our preclinical efficacy studies employed a Pkp2 cardiac conditional knockout (Pkp2-cKO) mouse model that simulates key aspects of ARVC including dilation of the right ventricle (RV) and LV, decline in LV heart function, severe ventricular arrhythmia, and early mortality. The onset of symptoms in this model is very rapid and occurs within three weeks after induction of the gene deletion. It is important to note that this Pkp2-cKO model is homozygous with no production of PKP2 protein in cardiomyocytes, resulting in a severity of disease and rate of disease progression that is greater than what is normally observed in most PKP2 patients who are almost all heterozygous for PKP2 gene mutations, and likely produce less than or equal to 50% of the necessary PKP2 protein. The Pkp2-cKO model is nonetheless useful as it provides important proof of concept for the potentially beneficial in vivo effect of the PKP2 protein replacement via a gene therapy approach.

In preclinical studies, we systemically administered either TN-401 or a mouse surrogate (referred to interchangeably as a “PKP2 gene therapy”) in Pkp2-cKO mice across a range of dose levels from 1×1013 vg/kg to 1×1014 vg/kg and observed near maximal efficacy in the mouse model at 3×1013 vg/kg. The severity and rapid progression of this disease model, combined with the homozygous gene KO and near complete loss of PKP2 protein in cardiac tissue, resulted in 100% mortality within 4-6 weeks post induction of KO. This model represents a high bar for demonstration of efficacy with gene therapy, particularly given the slow kinetics (weeks) of AAV-based gene expression and protein production. Nevertheless, whether administered prior to or following disease onset, PKP2 gene therapy demonstrated prevention or attenuation and/or reversal of disease progression, ultimately culminating in improved survival in both modes of treatment. These improvements in disease state were accompanied by restoration of desmosomes and gap junctions at the molecular and cellular level. PKP2 gene therapy was well tolerated in GLP-compliant preclinical studies.

Specifically, when administered prior to disease onset, PKP2 gene therapy prevented all ARVC disease characteristics in Pkp2-cKO mice including RV enlargement, LVEF decline, ventricular arrhythmias, and adverse fibrotic remodeling. Even when administered after disease onset in this rapidly progressing model, PKP2 gene therapy attenuated LVEF decline with an average 15% (+/- 5.6%) increase in absolute EF versus the vehicle-treated group and attenuated worsening of VA event frequency and severity. Administration of PKP2 gene therapy also supported a near-complete reversal of RV enlargement leading to a restoration of the wild-type level. In either intervention, the beneficial effects of PKP2 gene therapy have been shown to be dose dependent and durable following a single dose lasting the remainder of the Pkp2-cKO mouse model’s natural life span. Survival was also improved in a dose-dependent manner and the effect was sustained for the duration of the study; PKP2 gene therapy extended median lifespan from 4.7 weeks to ≥ 50 weeks, regardless of preventative or post-onset dosing.

Our Clinical-Stage Small Molecule Program

While much of our research, development and manufacturing focus is on cardiac conditions for which genetic medicines can address the underlying cause of disease, our target discovery and validation capabilities allow us to pursue modality-agnostic drug discovery efforts.

TN-301: HDAC6 Inhibitor Program for HFpEF

Using our proprietary modality-agnostic drug discovery capabilities, we discovered an HDAC6 small molecule inhibitor for the potential treatment of HFpEF. HFpEF is one of the greatest areas of unmet need in heart disease with more than three million patients in the U.S. for which there are few approved disease-specific treatment options. A complex syndrome, the causes of HFpEF are diverse, but result in a shared pathophysiology with systemic inflammation and metabolic dysfunction leading to hypertrophy, fibrosis, and diastolic dysfunction among other characteristic consequences. The result is high morbidity and mortality in affected individuals. Our product candidate, TN-301, is a differentiated compound with unique chemical structure and high specificity for HDAC6. We have completed a Phase 1 clinical trial in which TN-301 demonstrated safety and tolerability in healthy participants with dose-proportional pharmacokinetics and robust target engagement. We have also generated robust preclinical evidence that selective HDAC6 inhibition with our compound improves many of the hallmarks of HFpEF when utilized alone or in combination with sodium-glucose cotransporter-2 (SGLT2) inhibitors, a relatively new class of medicines that have shown some efficacy in HFpEF. Based on the large HFpEF patient population, we believe that TN-301’s late-stage development and commercialization would best be led by a strategic partner with the global resources to explore the full potential of the molecule in HFpEF and other indications.

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

Patients with HFpEF represent approximately half of heart failure patients, with prevalence of the disease anticipated to increase by more than 45% by 2030. The increase in HFpEF prevalence is at least in part due to the high overlap of this condition with diabetes and obesity which are also on the rise in the U.S. and globally. At least half of all hospital admissions for heart failure are related to HFpEF and approximately 24% of the HFpEF population is considered to have New York Heart Association Class III or Class IV disease, representing a disease burden that markedly impacts quality of life and limits physical activity. Among patients hospitalized for HFpEF, readmission for heart failure and mortality rates over a five-year period are as high as 40% and 75%, respectively. Historically, HFpEF patients have generally been prescribed therapies for HFrEF, including diuretics, beta-blockers, and ACE inhibitors, in spite of a limited data demonstrating efficacy or improved outcomes. Recent clinical evidence indicates that glucagon-like peptide-1 receptor agonists may have potential in the treatment and prevention of HFpEF. In spite of this recent progress, HFpEF remains one of the greatest unmet needs in cardiovascular medicine.

Our Solution

TN-301 is a small molecule inhibitor of HDAC6 intended for the potential treatment of HFpEF. TN-301 has demonstrated up to 2500-fold preferential selectivity to inhibit HDAC6 in contrast to pan HDACs which have been utilized in oncology. We believe that TN-301’s selectivity may reduce the risk of off target effects observed with less selective HDAC6 inhibitors or pan-HDAC inhibition.

Key aspects of HFpEF disease biology include oxidative stress and inflammation, cardiac fibrosis, cardiac hypertrophy and cardiac stiffness, which all result in diastolic dysfunction, and decreased ability of the heart to fill its chambers during contraction. Defects in glucose tolerance and insulin sensitivity and overall defective metabolism have also been proposed to play a role in HFpEF onset and progression due to high overlap between patients with HFpEF population and those suffering from diabetes and obesity.

Our preclinical data is suggestive of a multi-modal mechanism of action that may address many of the hallmarks of HFpEF. In the preclinical setting, TN-301 was shown to reverse measures of HFpEF, including restoration of LV wall thickness, LV end diastolic pressure, LV relaxation and filling, and LV mass. Treatment with TN-301 also resulted in a trend of decreased lung weight, indicative of improvement in pulmonary congestion consistent with the reduction of filling pressure. In addition, we observed an improvement in glucose tolerance, suggesting that treatment with a selective HDAC6i may have a positive impact on glucose metabolism, as well as reductions of key biomarkers of fibrosis, hypertrophy and cardiac damage, and inflammation.

TN-301 Clinical Development Plan

Building on our preclinical data, we designed and conducted a randomized (3:1), double-blind, placebo-controlled Phase 1 clinical trial to assess the safety and tolerability of escalating oral doses of TN-301 in healthy adult participants. Secondary objectives of the clinical trial included assessment of PK and PD measures. We shared positive data from our Phase 1 clinical trial of TN-301 in healthy participants at the 2023 Heart Failure Society of America (HFSA) Annual Scientific Meeting. The Phase 1 trial enrolled participants in two stages. In Stage 1, participants received single ascending doses (SAD) (1mg – 700mg) and in Stage 2, participants received multiple ascending doses (MAD) (25mg, 100mg and 300mg once daily for 14 days). TN-301 was generally well tolerated across the broad range of doses studied.

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

Comparison with SGLT2 Inhibitors

We conducted a comparison study of TYA-018, a structurally and functionally equivalent compound to TN-301 with empagliflozin, an SGLT2 inhibitor approved for HFpEF in a proprietary mouse model of disease using a combination of high fat diet (60%) and Nω-nitrol-arginine methyl ester (L-NAME, 0.5 g/L) to recapitulate systemic and cardiovascular features of HFpEF in humans. In the study, empagliflozin behaved as anticipated based on the data generated from large clinical trials providing validation of our mouse model.TYA-018 improved glucose tolerance, reduced LV mass and diastolic pressure, and increased diastolic function with comparable efficacy, suggesting that preclinical results may translate to the clinic. Additionally, using a validated mouse model of disease, we demonstrated that TYA-018 co-administered with empagliflozin demonstrated additive benefit compared to either agent alone improving several measures of heart function. Taken together, these data support the potential for a selective HDAC6 inhibitor such as TN-301 to be used either alone or in combination with SGLT2 inhibitors, as a treatment for patients with HFpEF.

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

Our Integrated Capabilities

Foundational to our modality-agnostic research and drug discovery efforts are our proprietary integrated capabilities that collectively support discovery of novel targets, in vitro optimization and lead validation, in vivo characterization, rapid product development, precise product delivery, and efficient production.

We believe our early integration of these in-house capabilities has by now provided us with several advantages and differentiates our efforts relative to other drug discovery companies, especially for gene therapy drug development. For example, we believe the application of our capsid engineering and promoter design and delivery expertise may enable us to overcome the limitations faced by prior cardiac gene therapy approaches by enabling more precise delivery and more robust gene expression and lowering the risk of off-target effects. Leveraging our extensive in-house capabilities, we are able to take a competitively advantageous approach to target identification and validation and preclinical characterization of each of our prospective candidates, which we believe provides us with deeper insights, shortened product development cycles, reduced scientific risks and improved probability of technical and regulatory success for our product candidates. Ultimately, we believe our differentiated capabilities can support development of product candidates that, if approved, could address the high unmet need of patients with heart diseases. Our core internal capabilities include disease models, capsid engineering, promoters and regulatory elements, drug delivery and manufacturing, each described in more detail below:

Disease Models

We have internalized the ability to create and integrate proprietary in vitro and in vivo models within our research organization, which allows us to simulate human heart disease phenotypes. This combination of human in vitro and rodent in vivo models creates significant value to the organization, as singular models of human heart disease may not be adequate to assess the efficacy or safety of novel therapies. Our disease modeling capabilities serve to facilitate the discovery of new leads and to characterize the activity of existing leads as we move through preclinical development.

In Vitro: For our in vitro human iPSC-cardiomyocyte (iPSC-CM) disease models, we use multiple methods to induce phenotypes within cell lines that simulate human diseases and then use these models for high throughput target identification and drug discovery. We have developed our own high throughput imaging analysis technologies to characterize the impact of drug leads directly on cardiomyocytes and cardiac fibroblasts. Taken together, our advancements in disease modeling, including our practice of characterizing targets using three-dimensional human engineering heart tissues, our ability to produce human iPSC-CMs reliably and at an increasing scale, our combination of immunostaining, high-resolution imaging and application of machine learning algorithms to support high-throughput phenotypic screening, enhance our ability to both identify and characterize potential product candidates early in the discovery process.

In Vivo: We have to date established approximately 20 rodent heart disease models in pursuit of our early pipeline. Our rodent models represent both in-licensed and novel genetically modified lines, as well as surgically or pharmacologically induced models. We have over time developed important insights into the advantages and limitations of specific models and have learned how to optimize experimental design to maximize learnings and de-risk program advancement. This insight influences our preclinical drug development strategies and our discussions with regulatory agencies.

Capsid Engineering

We believe selection of the right capsid for optimal delivery and safety of genetic medicines can make a profound difference in patient safety, therapeutic efficacy, manufacturing productivity and cost of goods. For our initial pipeline programs, we elected to use AAV9 as the capsid due to its clinically established safety profile and cardiac tropism and proven manufacturability. As part of our early product design efforts, we tested AAV9 alongside several other capsids for tropism to cardiomyocytes and for resulting mRNA and protein expression, and in our hands AAV9 proved to be superior to other available capsids. This work contributed to the selection of AAV9 for use with TN-201 and TN-401, and also contributed to the foundations of our novel capsid engineering efforts.

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

Through these efforts, we have discovered proprietary capsids with superior performance over parental variants across multiple species. These next-generation capsids have improved tropism for the heart compared to other organs and even for specific cells within the heart; improved transduction and expression within the heart cells; and lower susceptibility to neutralizing antibodies We have identified novel capsids capable of equivalent or superior transduction in the heart, lower transduction of the liver and a better ability to evade human neutralizing antibodies as compared to AAV9. We have also generated data that demonstrate that certain of these capsids have a greater ability to improve heart function compared to AAV9 in specific disease models.

Overall, these data provide important proof of concept of the potential utility of capsid engineering. We believe our capsid engineering efforts will be critical in supporting the successful clinical development of future product candidates and enabling those product candidates, if approved, to reach more patients.

Promoters and Regulatory Elements

We have created novel promoters and regulatory elements that support our gene therapy and cellular regeneration programs by controlling the expression of genes within the cells. We use these innovations, which are essential to the success of gene therapy, to help ensure more precise and more robust expression of therapeutic payloads in the different cell types of the heart as compared to what can be achieved with currently available methods. We believe our innovations can support successful clinical development in part by improving the efficacy and safety profile of our product candidates. For example, we have developed cardiac-specific promoters that enable more selective and robust expression in the heart as compared to other organs. Specifically, during optimization of TN-201, we developed a cardiomyocyte-specific promoter, TNP-CM1, with improved performance attributes as compared to the standard cTnT promoter. In vitro and in vivo analyses confirmed that TNP-CM1 significantly increased expression of the MYBPC3 gene compared to what can be achieved with the standard cTnT promoter. In addition, in a mouse model we observed 1000-fold selectivity of expression in cardiac tissue relative to other tissues, including skeletal muscle, brain and liver.

Drug Delivery

Delivery of drugs to the heart is widely considered to be an important challenge to successful translation of cardiac gene therapy and regenerative medicines into approved products. In an effort to maximize the success of programs within our diverse pipeline, we have actively explored different routes of administration, as well as different infusion- or injection-based catheters to support more targeted delivery and more efficient uptake of therapies based on viral vectors. For our gene therapy product candidates, including TN-201 and TN-401, we generally need broad distribution across the heart tissue that is best suited to infusion-based approaches. For other programs where we need more precise delivery into the heart tissue, e.g. directly around a scar area of the LVin a way that is more suited to injection-based approaches, we have developed a proprietary injection catheter. We believe our discoveries in drug delivery may widen the therapeutic index of certain product candidates by reducing the dose required for a therapeutic benefit.

Manufacturing

Our strategy is to have complete ownership of our process development, analytical development, manufacturing and quality control (QC). Maintaining internalized manufacturing increases our understanding of the attributes of our drug substance and drug product, enables continuous process improvement, consistency (quality and productivity) and supports manufacturing requirements for clinical development and commercialization. The resulting innovation and insights are expected to apply not only for rare populations, but also for more prevalent indications, and allow us to be a partner of choice in strategic drug development partnerships and with early-stage academic programs. Overall, the internalization of manufacturing efforts provides us with know-how that yields several advantages that allow us to be in a better position to support our future capacity expansion needs or swiftly transfer technology know-how to contract development and manufacturing organizations (CDMOs) to achieve sourcing for product candidates across multiple third parties for risk mitigation purposes.

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

Due to the depth and diversity of our pipeline, we may face competition from a variety of companies, including:

TN-201: We believe the principal competition for TN-201 will be programs that address the underlying genetic cause of MYBPC3-associated HCM. Based on publicly available data, we don’t believe any such treatments have received approval from a regulatory agency or reached clinical development. Notwithstanding, we may face competition from treatments for both nHCM and oHCM, including Bristol Myers Squibb’s myosin inhibitor Camzyos approved for oHCM. There are also several other programs at the regulatory review stage or in clinical development for HCM, including Cytokinetics’ Aficamten and Edgewise Therapeutics’ EDG-7500, respectively.

TN-301: We believe that the principal competition for TN-301 in HFpEF includes agents approved in the U.S. and/or Europe for the treatment of HFpEF, including Novartis’ Entresto and Eli Lilly and Boehringer Ingleheim’s SGLT2 inhibitor, Jardiance and Astra Zeneca’s SGLT2 inhibitor, Farxiga. While there are no approved HDAC6 inhibitors for cardiovascular indications, HFpEF clinical development is an area of robust investment and multiple additional agents for the treatment of HFpEF are in clinical development, including Eli Lilly and Company’s Tirzepatide.

TN-401: We believe the principal competition for TN-401 will be programs that address the underlying genetic cause of PKP2-associated ARVC. Based on publicly available data, we don’t believe any such treatments have received approval from a regulatory agency. However, there are several programs in clinical development for treating the underlying cause of PKP2-associated ARVC, including Rocket Pharmaceutical’s RP-A601 and Lexeo Therapeutics’ LX2020. We may also face competition from therapies and medical devices directed to treat the symptoms of ARVC.

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

TN-201: With regard to TN-201, we own three issued U.S. patents covering a recombinant adeno-associated virus (rAAV) virion whose vector genome encodes MYBPC3 and methods of using the same for treating cardiomyopathy, two pending non-provisional U.S. patent applications, and twenty-five pending foreign patent applications. Any U.S. or foreign patents issued from the pending patent applications are expected to expire in 2041, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account. The issued U.S. patents and pending U.S. non-provisional patent applications are directed to various aspects of TN-201, including MYBPC3 gene expression cassettes, rAAV vectors, rAAV viral genomes and methods of using such compositions for therapeutic indications.

TN-301: With regard to TN-301, we own two issued U.S. patents, one pending non-provisional U.S. patent application and thirty pending foreign patent applications covering TN-301 and various analogs. Any U.S. or foreign patents issued from these pending patent applications are expected to expire in 2040, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account. . We also own three patent families that cover methods of treatment of various diseases and disorders with TN-301 and its analogs, with one issued U.S. patent, two pending non-provisional U.S. patent applications, one pending PCT application and forty-four foreign patent applications. Any U.S. or foreign patents issued from the pending applications are expected to expire between 2040 and 2044, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account. We also own one patent family that covers additional HDAC6i compounds, with one pending non-provisional U.S. patent application and three pending foreign patent applications. Any U.S. or foreign patents issued from these pending patent applications are expected to expire in 2040, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account.

TN-401: With regard to TN-401, we own one issued U.S. patent, four pending U.S. non-provisional patent applications, two issued foreign patents, and twenty-five foreign patent applications. Any U.S. or foreign patents issued from the pending patent applications are expected to expire in 2041, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees and without taking potential patent term extensions or adjustments into account. These patent applications are related to proprietary PKP2 gene expression vectors and methods of use. We own one pending U.S. non-provisional patent application and four foreign patent applications related to PKP2 therapeutic treatment methods. Any U.S. or foreign patents issued from the pending patent applications are expected to expire in 2043, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account. We own one pending U.S. non-provisional patent application and three foreign patent applications related to capsids for PKP2 therapy and methods of use. Any U.S. or foreign patents issued from the pending patent applications are expected to expire in 2043, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account. We own one pending PCT patent application related to methods for modulating gene expression. Any U.S. or foreign patents issued from national stage filings of this PCT patent application are expected to expire in 2044, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account. We own one issued U.S. patent and one pending non-provisional U.S. patent application related to methods for treating arrhythmogenic right ventricular cardiomyopathy. Any U.S. patent issued from the pending patent application is expected to expire in 2040, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account. We own one pending U.S. provisional patent application related to methods for measuring a response to PKP2 gene therapy. Patents claiming priority to this U.S. provisional patent application are expected to expire in 2046, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account.

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

Biologics must be licensed by the FDA through a biologics license application (BLA), and small molecule products must be approved by the FDA through a new drug application (NDA), before they may be legally marketed in the U.S. The process generally involves the following:

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

Under the Prescription Drug User Fee Act (PDUFA), as amended, each BLA or NDA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s FY 2025 fee schedule, effective through September 30, 2025, the user fee for an application requiring clinical data, such as a BLA or NDA, is approximately $4.3 million. PDUFA also imposes an annual program fee for each marketed human prescription drug product ($403,889 in 2025) and an annual establishment fee on facilities used to manufacture prescription biologics or small molecular drug products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs or NDA for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more stakeholders to bring lawsuits against the FDA and other federal agencies to challenge longstanding decisions and policies, including the FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA's authority and lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the new Trump administration may lead to new policies and regulatory changes that can impact our clinical development programs and timelines.

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

We may develop one or more of our biologic product candidates in combination with a novel delivery medical device. Regulatory review of such combination product candidate will increase the timing, cost, and the complexity of the FDA review and approval process, and subject us to additional regulations and exposure to liability. Pending discussion with the FDA, if the medical device is considered a significant risk device under the FDA’s Investigational Device Exemption (IDE) regulations, then we may be required to comply with the IDE regulations for clinical studies in addition to the IND regulations and may be required to submit both an IDE and an IND before commencing clinical testing of the combination product. We cannot provide any assurance regarding how FDA will regulate our combination product, or if we will be successful in obtaining approval for any combination product.

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

U.S. Data Privacy and Security Laws

In the United States, a broad variety of laws, rules, regulations and standards relating to privacy, data protection and information security may apply to our activities, such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (CCPA)), state health information privacy laws, and federal and state consumer protection laws. The CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use, sharing and retention practices, provides California residents with data privacy rights (including the ability to opt out of certain disclosures of personal information including for certain advertising purposes), imposes operational requirements for covered businesses, provides for significant civil penalties for violations as well as a private right of action for certain data breaches and statutory damages. Aspects of the CCPA and its interpretation and enforcement remain uncertain. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities, depending on their interpretation. Other states have enacted laws similar to the CCPA that are either in operation or slated to go into operation over the next three years, and other state legislatures are currently considering, and may pass, their own comprehensive data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements, and laws in all 50 states require businesses to provide notice to customers whose personal data has been disclosed as a result of a data breach. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigation and compliance, allow private class-action litigation and carry significant potential liability for our business. For more information, see “Risk Factors— Risks Related to Regulatory Approval and Other Legal Compliance Matters.” We are subject to stringent laws, rules, regulations, policies, industry standards and contractual obligations regarding data privacy and security and may be subject to additional laws and regulations in jurisdictions into which we expand. Many of these laws and regulations are subject to change and reinterpretation and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or other harm to our business.

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

European Union Drug Development

The Clinical Trials Regulation EU No 536/2014 (the Regulation) repealed the Clinical Trials Directive No. 2001/20/EC on January 31, 2022, which harmonizes the processes for assessment and supervision of clinical trials throughout the European Union. Under the Regulation, clinical trial sponsors can use the Clinical Trials Information System (CTIS) from January 31, 2022, but are not required to use it immediately, in line with a three-year transition period. All ongoing clinical trials in the European Union were required to be transitioned to the CTIS by January 30, 2025, the end of the transition period. CTIS publishes certain clinical trial information on a searchable public website and supports the flow of information and interactions between clinical trial sponsors and regulatory authorities in European Union Member States, European Economic Area countries, and the EC.

EU Drug Review and Approval

In the European Economic Area (EEA), which is comprised of the 27 Member States of the European Union (including Norway and excluding Croatia), Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization (MA). There are two types of MAs:

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

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability and requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and enlarging the population potentially eligible for Medicaid drug benefits. The American Rescue Plan Act of 2021, beginning January 1, 2024, eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Moreover, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, impose limitations on drug price increases and reform government program reimbursement methodologies for drug products. Changes in the leadership of the Department of Health & Human Services (HHS) and various federal agencies under the new Trump administration may lead to new policies and regulatory changes that can increase our compliance costs and impact our operations.

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

In August 2022, Congress passed the Inflation Reduction Act of 2022 (IRA), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of such judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the new Trump administration on us and the pharmaceutical industry as a whole is unclear.

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

Human Capital Resources

As of December 31, 2024, we had 97 full-time employees. Of the full-time employees employed as of December 31, 2024, 79 engaged in research, development and technical operations. 25 of such employees hold Ph.D. or M.D. (or foreign equivalent) degrees and 7 hold other professional degrees such as a J.D. or M.B.A. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We focus on employee engagement and consider our relationship with our employees to be good, in part as measured by relatively high scores from employee surveys.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. In addition, we provide a variety of programs and services to help employees meet and balance their needs at work, at home and in life, including healthcare, insurance and other benefit plans. We regularly assess our benefit programs, employee engagement and turnover, recruitment initiatives, workforce diversity and other matters relevant to human capital management and review those results with our board of directors on a periodic basis.

We are an equal opportunity employer and maintain policies that prohibit unlawful discrimination based on race, color, religion, gender, sexual orientation, gender identity/expression, national origin/ancestry, age, disability, marital and veteran status. We employ a diverse workforce that, as December 31, 2024, was approximately 61% non-white and 56% women based on our employees’ voluntary self-identification. We strive to create a collaborative culture that fosters internal engagement around our company and our mission to discover, develop and deliver curative therapies that address the underlying drivers of heart disease.

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
•
Our loan agreement with Silicon Valley Bank (SVB), a division of First-Citizens Bank & Trust Company (the Loan Agreement), requires us to comply with specified operating covenants and places restrictions on our operating and financial flexibility.
•
Our product candidates are in the early stages of development, and we have no products approved for commercial sale. If we are unable to successfully develop, receive regulatory approval for, manufacture and commercialize our product candidates, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.
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

We have incurred significant net losses since our inception, have not generated any product revenue to date and have financed our operations principally through issuances of our stock. As of December 31, 2024, we had an accumulated deficit of $514.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs, manufacturing activities and from general and administrative costs associated with our operations. Our product candidates will require substantial additional development time and resources before we will be able to apply for regulatory approvals and, if approved, begin generating revenue from product sales. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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
•
successful outputs from our capsid engineering and promotor and regulatory elements efforts;
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

As of December 31, 2024, we had $61.4 million in cash, cash equivalents and investments in marketable securities. We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our preclinical development programs, platforms, manufacturing activities, ongoing or planned clinical trials or future commercialization efforts.

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

As of the filing date of this periodic report, under our Loan Agreement, we have the right to draw down $22.5 million at our discretion, up to an additional $2.5 million, subject to specified conditions, and up to an additional $20.0 million may be made available to us at the lender’s sole discretion. Our ability to draw down an additional tranche commitment of $2.5 million is subject to our achievement, as determined by SVB in its discretion, of a clinical milestone or the receipt of specified proceeds from equity financings and other qualified funding. Our ability to draw down an additional tranche of $20.0 million is subject to agreement on the terms and conditions thereof and SVB’s sole discretion. As security for our obligations under the Loan Agreement, we granted SVB a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions. We intend to satisfy our future debt service obligations with our existing cash and cash equivalents. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our outstanding debt. Funds from external sources may not be available on acceptable terms, if at all.

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

Risks Related to the Discovery, Development, Manufacturing and Commercialization of Our Product Candidates

Our product candidates are in the early stages of development, and we have no products approved for commercial sale. If we are unable to successfully develop, receive regulatory approval for, manufacture and commercialize our product candidates, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.

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

Further, FDA and other regulatory authorities may implement new policies and regulations on clinical trials. For example, the EU Clinical Trials Regulation (CTR), which repealed the EU Clinical Trials Directive, became applicable on January 31, 2022, and provided a three-year transition period. The CTR streamlined the processes for applying for authorization and supervision of clinical trials in the EU. From January 31, 2025, any trials approved under the Clinical Trials Directive that continue running will need to comply with the CTR, and their sponsors must enter information on the trials in the Clinical Trials Information System. Trials we initiate in the United Kingdom are also subject to regulatory requirements and policies of the MHRA. Compliance with the CTR and/or MHRA requirements by us, our collaborators and third-party service providers, such as contract research organizations, may increase our clinical trial costs and impact the timeline of our development plans. If we are slow or unable to adapt to changes in clinical trial requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be negatively impacted.

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

•
the costs and/or duration of preclinical studies or clinical trials being greater than anticipated;
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
•
CROs and other third-party contractors not performing data collection or analysis in a timely or accurate manner;
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

We are developing novel therapies for the treatment of heart disease. As a result, there is uncertainty as to the safety profile of product candidates we may develop. Patients in our clinical trials have suffered and may continue to suffer adverse events, including serious adverse events or other side effects, including those not observed in our preclinical studies or previous clinical trials. Patients treated with our product candidates may also be undergoing other therapies or procedures which can cause side effects or adverse events that are unrelated to our product candidates but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events, either during the course of or after participating in such trials. These events may be due to one or more factors, including, without limitation, the underlying heart disease, other therapies or medications that such patients may be using, the drug product formulation of our product candidates, complications arising from protocol regimens, the method of delivery of our product candidates or other diseases the patients have. In some cases, it may not be clear if an adverse event is due to the product candidate, another therapy, the underlying disease, or another cause, and causality may be incorrectly attributed to the product candidate.

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

We also expect patient enrollment to be affected because our competitors have ongoing clinical trials for programs that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials could instead enroll in clinical trials of our competitors’ programs. Patient enrollment for our clinical trials has been and may continue to be affected by other factors, including:

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
•
public perception about the use of genetic medicines in human therapeutics or precision medicine;
•
patient referral practices of physicians;
•
challenges associated with recruiting eligible patients;
•
the ability to monitor patients adequately during and after treatment;
•
limited resources at clinical trial sites, including support for clinical trial enrollment and the availability of hospital beds;
•
the activities of key opinion leaders (KOLs) and patient advocacy groups;
•
proximity and availability of clinical trial sites for prospective patients and the ability of patients to travel to these sites;
•
the burden of the study protocol on patients, including conflicts with their work, family and personal activities;
•
the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they may have an advanced disease, will not survive the full terms of the clinical trials; and
•
limitations on the rate of patient enrollment required by the clinical trial protocol, including those that may be requested by health authorities.

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

Due to the significant resources required for the development of product candidates, in particular our product candidates in clinical trials, we must decide which programs, product candidates and indications to pursue and advance the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular programs, product candidates or therapeutic areas may not lead to the development of any viable commercial product and may result in the diversion of resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain platforms, programs or product candidates may subsequently also prove to be less than optimal and could cause us to miss valuable opportunities. If we make incorrect assumptions and/or determinations regarding data emerging from our clinical trials, the viability or market potential of any of our programs or product candidates or misread trends in the biotechnology industry, in particular in the field of cardiology, our business could be seriously harmed. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other programs, product candidates or other diseases that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to our platforms or product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

Initial, interim and topline data from our clinical trials that we announce or publish may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose initial, interim or topline data from our clinical trials. These updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following availability of additional data and a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the initial, interim and/or topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Initial, interim and/or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, initial, interim and topline data should be viewed with caution until the final data is available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Initial and interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between initial and/or interim data and final data could significantly harm our business and prospects. Further, additional disclosure of initial and/or interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses, may do their own analyses, or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the initial, interim or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

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

We will need to comply with the FDA’s and applicable foreign regulatory authorities’ cGMP requirements for the production of product candidates for clinical trials and, if approved, commercial supply. We will be subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements. These requirements include the qualification and validation of our manufacturing equipment and processes. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture of our product candidates as a result of a failure of our facilities or the facilities or operations of our third-party suppliers to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product candidates, including leading to significant delays in the availability of our product candidates for our clinical trials or the termination or hold on a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant non-compliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our product candidates and/or may be subject to product recalls, seizures, injunctions, or criminal prosecution. Furthermore, regulatory requirements for the manufacturing of genetic medicines may change over time. Our failure to comply with such changes could have a material impact on the manufacturing costs for our product candidates, delay our planned preclinical and clinical trial timelines and/or preclude regulatory approval of our product candidates.

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

As product candidates progress through preclinical studies and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved, and generate revenue. While the manufacturing process alone is complex, quality issues may also arise during drug product filling, labeling, packaging, storage, shipping and ongoing quality control and testing activities.

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
•
negative public perception about the use of genetic medicines, whether related to our technology or our competitor’s technology;
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

We may be sued if any of our product candidates or any medications, procedures or activities associated with our clinical trial protocols cause or are perceived to cause injury, or if our product candidates are found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale post-approval. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the protocol or product, negligence, strict liability, or a breach of warranties. Claims could also be asserted under state consumer protection laws. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit testing and commercialization of our products. Even a successful defense would require significant financial and management resources.

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
•
loss of revenue;
•
inability to raise capital or enter into strategic agreements for the development of our product candidates;
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

Even if we eventually complete clinical testing and receive approval for our product candidates, the FDA, EMA and other comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested or may impose other prescribing limitations or warnings that limit the product’s commercial potential. Furthermore, any regulatory approval to market a drug may be subject to significant limitations on the approved uses or indications for which we may market, promote and advertise the drug or the labeling or other restrictions. The regulatory authorities may require precautions or contra-indications with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, the FDA has the authority to require a Risk Evaluation and Mitigation Strategy plan as part of approving an NDA or BLA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. These requirements or restrictions might include limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and materially harm our business, financial condition, results of operations and prospects, and may significantly limit the size of the market for the drug and affect reimbursement by third-party payors.

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

In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the U.S. provides that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances. In view of the court decision in the Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021) case, in a January 2023 notice, the FDA clarified that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the scope of the orphan-drug exclusivity is limited to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity. The applicable exclusivity period for an orphan drug is ten years in the EU. The EU orphan exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

Under the Rare Pediatric Disease Priority Review Voucher program, a sponsor who receives an approval for a drug or biological product for a rare pediatric disease may qualify for a voucher that can be redeemed to receive priority review for a different product. The sponsor may also transfer or sell the voucher to another sponsor. FDA awards rare pediatric disease priority review vouchers to sponsors of rare pediatric disease products that are approved and meet certain criteria, including a product candidate intended to treat a manifestation of a serious or life-threatening disease or condition in children aged 0 through 18 years of age. The rare pediatric disease priority review program began to sunset on December 20, 2024. The FDA may now only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for a drug and that designation was granted before December 20, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers. There is no guarantee that any of our product candidates will be approved by that date, or at all. We may not obtain a priority review voucher prior to expiration of the program, unless Congress further reauthorizes the program.

Our lead product candidates from our gene therapy platform, TN-201 and TN-401, have each been granted orphan drug designation by the FDA and the EC, and we may seek orphan drug designation for other product candidates in the U.S., Europe and other jurisdictions. TN-201 has also received rare pediatric disease designation from the FDA for MYBPC3-associated HCM. We may not be able to maintain orphan drug exclusivity for our product candidates and may not realize all the benefits of the orphan drug designation and the rare pediatric disease designation. Receiving these designations does not change FDA’s standards for regulatory approval of our product candidates and may not lead to faster regulatory review of any product candidate or increase the likelihood that any product candidate will receive marketing approval, if at all. We may seek orphan drug designation for other product candidates in the U.S., Europe and other jurisdictions, however, there can be no assurances that we will be able to obtain orphan drug designation for our other product candidates.

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

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action.

For example, in March 2010, ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers and continues to significantly impact the U.S. pharmaceutical industry. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, some of which have been successful, that create considerable uncertainty for our business. Although the U.S. Supreme Court held in 2021 that Texas and other challengers had no legal standing to challenge the ACA, we cannot predict how future challenges will impact our business, or what other healthcare measures and regulations, including those directed at pricing and reimbursement, will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation may have on our business.

Under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges as well as future judicial challenges in view of the Supreme Court’s overturn of the Chevron doctrine, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Trump administration on us and the pharmaceutical industry as a whole is unclear. Further, changes to the leadership of federal agencies under the new Trump administration, as well as new policies, executive orders and actions, such as a freeze on hiring, return-to-office policy, and a freeze on implementing new regulations and on external communications, may impact normal operations of the FDA and other agencies or result in a material impact on our clinical development plans and timelines. The implementation of cost containment measures, including the prescription drug provisions under the IRA, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Outside of the U.S., relevant legal requirements continue to evolve. For example, the collection and use of health data and other personal data including personal data collected in clinical trials is governed in the EU by the General Data Protection Regulation (GDPR), which imposes substantial obligations upon companies and new rights for individuals, by certain EU member state-level legislation. The GDPR also forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419), known as UK GDPR. Failure to comply with the GDPR or UK GDPR may result in fines up to €20,000,000 (£17.5 million in the UK) or 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. The GDPR or UK GDPR have increased our responsibility and liability in relation to personal data that we may process, and we may be required to implement additional measures in an effort to comply with the GDPR and UK GDPR or with other laws, rules, regulations and standards in the EEA, UK and Switzerland relating to privacy and data protection. This may be onerous and if our efforts to comply with GDPR and UK GDPR or other applicable laws, rules, regulations and standards are not successful, or are perceived to be unsuccessful, it could adversely affect our business. Further, restrictions on the transfer of personal data from the EEA, UK, Switzerland or other regions to the U.S., could restrict our activities in those jurisdictions, limit our ability to provide our products and services in those jurisdictions, require us to modify our policies and practices, and to engage in additional contractual negotiations, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data to the U.S. In Canada, the Personal Information Protection and Electronic Documents Act (PIPEDA) and similar provincial laws impose obligations on companies with respect to processing personal information, including health-related information, regarding Canadian data subjects and provides individuals certain rights with respect to such information, including the right to access and challenge the accuracy of their personal information held by an organization. Failure to comply with PIPEDA, where applicable, could result in fines and penalties.

In the U.S., a variety of data privacy, protection and security laws, rules, regulations and standards potentially may apply to our activities, such as state data breach notification laws, state personal data privacy laws, for example, the CCPA, state health information privacy laws, and federal and state consumer protection laws. The CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use, sharing and retention practices, provides California residents with data privacy rights (including the ability to opt out of certain disclosures of personal information including for certain advertising purposes), imposes operational requirements for covered businesses, provides for significant civil penalties for violations as well as a private right of action for certain data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgments and settlements). Although there are limited exemptions for clinical trial data under the CCPA and certain other state laws, the CCPA and other new and evolving state laws could impact our business activities, depending on their interpretation. Numerous other states have enacted laws relating to privacy and data security that either are in operation or slated to go into operation over the next several years. In many cases, these laws are comprehensive privacy laws similar to the CCPA, with potentially greater penalties and more rigorous compliance requirements. States also are enacting laws addressing specific subject matter, such as Washington’s My Health, My Data Act, which includes a private right of action. Laws in all 50 states may require businesses to provide notice to individuals whose personal data has been disclosed as a result of a data breach. Finally, federal, state and foreign laws, rules, regulations and standards may apply generally to the privacy and security of information we maintain, and may differ from each other significantly, thus complicating compliance efforts and potentially requiring us to undertake additional measures to comply with them.

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

•
the HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, also imposes obligations, including mandatory contractual terms, on covered entities, which are health plans, healthcare clearinghouses, and certain health care providers, as those terms are defined by HIPAA, and their respective business associates and their subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, including, without limitation, China, Mexico and Canada, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

As part of our business, we and our CROs, manufacturers, contractors (including sites performing our clinical trials), consultants and other third parties, collect, maintain and transmit sensitive data on our networks and systems, including our intellectual property and proprietary and confidential business information (such as research data and personal information). Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of our third-party CROs, manufacturers, contractors (including sites performing our clinical trials), consultants and other third parties, such systems are vulnerable to breakdown or other damage or interruption from, among other things, inadvertent or intentional actions by our employees, contractors, consultants, business partners, and other third parties and cyber-attacks and other hacking attempts by malicious third parties, which may disrupt or compromise our system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, dissemination of, or damage or unauthorized access to, our data or other data that we process or maintain or that is processed or maintained on our behalf, or other assets. Although we have not observed material impacts of cyber-attacks on our operations and financial condition to date, we and our third-party service providers have frequently been the target of threats of this nature and we expect these threats and attacks to continue.

Any disruption or security breach or incident resulting in any loss, destruction, unavailability, alteration, disclosure or dissemination of, or damage or unauthorized access to, our data, or any other data that we maintain or otherwise process or that is maintained or otherwise processed on our behalf, or other assets, or for it to be believed or reported that any of the foregoing occurred, could cause us to incur significant liability, including consequential damages, financial harm and reputational damage and the development and commercialization of our product candidates could be delayed. The loss, corruption, or unavailability of clinical trial data for our product candidates also could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. We cannot ensure that our data protection or cybersecurity efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent breakdowns in our or their systems or have prevented, or will prevent, security breaches or incidents, including those that cause loss, destruction, unavailability, alteration, dissemination of, or damage or unauthorized access to, our data, including personal data, or other assets or other data processed or maintained on our behalf. Any such breakdowns, breaches, or incidents, and any resulting impacts, could have a material adverse effect upon our reputation, business, operations and financial condition.

We also rely on third parties to support the development and manufacture of our product candidates, and any security breaches or other incidents or other security events relating to their computer systems could also have a material adverse effect on our business. Controls employed by our information technology department and our CROs, consultants and other third parties could prove inadequate, and our ability to monitor such third parties’ cybersecurity practices is limited. Due to applicable laws, rules, regulations and standards or contractual obligations, we may be held responsible for any cyber-attack, security breach or incident or cybersecurity failure attributed to our third-party service providers as relevant to the information they maintain or otherwise process for us. We maintain limited cybersecurity insurance and therefore the successful assertion of one or more large claims against us in connection with a breach or other cybersecurity-related matter could adversely affect our business, financial condition, results of operations and prospects.

Notifications and follow-up actions related to a data breach or other security incident could impact our reputation and cause us to incur significant costs, including significant legal expenses and remediation costs. We expect to incur significant costs in an effort to detect and prevent security breaches and other incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or other incident. However, we cannot guarantee that we will be able to detect or prevent any such breaches or incidents, or that we can identify, remediate or otherwise address any such breaches or incidents in an effective or timely manner. Our efforts to improve security and protect data from compromise may also identify previously undiscovered instances of data breaches or other cybersecurity incidents. Any disruption or security breach or incident resulting in any loss, destruction, or alteration of, or damage, unauthorized access to or inappropriate or unauthorized disclosure, dissemination or other processing of, our data, including personal data, or other information maintained or otherwise processed on our behalf, or any belief or reporting of any of these matters having occurred, could expose us to litigation and governmental investigations and inquiries, could lead to delays in the further development and commercialization of our product candidates, and could result in significant fines or penalties for any noncompliance with certain state, federal and international privacy and security laws, rules, regulations and standards.

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

Although no third party has asserted a claim of patent infringement against us as of the date of this periodic report, there can be no assurance that we will not be subject to claims of patent or other intellectual property infringement in the future. Furthermore, we may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. We may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technology and product candidates. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of any of our product candidates. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. Identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and ambiguity in the meaning of patent claims. Generative artificial intelligence (AI) resources that are publicly available also present a risk that a company may inadvertently obtain, incorporate or use a third party’s intellectual property.

Third parties may assert patent infringement claims against us directed at any of our product candidates based on existing patent applications or patents that may be granted in the future, regardless of their merit. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our products, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market our product candidates. Defense of these claims would involve substantial litigation expense and would be a substantial diversion of management and employee resources from our business. Because of the inevitable uncertainty in intellectual property litigation, we could lose a patent infringement or other action asserted against us regardless of our perception of the merits of the case. An adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

Furthermore, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how patent laws in the U.S. are interpreted. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. For example, the U.S. Supreme Court held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the U.S. Court of Appeals for the Federal Circuit recently issued a decision involving the interaction of a patent term adjustment, terminal disclaimers, and obvious-type double patenting. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Similarly, foreign courts have made and will continue to make changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and foreign legislative bodies. For example, the IRA passed by Congress authorizes the Secretary of the Department of HHS to negotiate prices directly with participating manufacturers for selected medicines covered by Medicare even if these medicines are protected by an existing patent. While we do not believe that the IRA or its effects will impact our ability to obtain patents in the near future, we cannot be certain whether it will affect our patent strategy in the long run. The laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patent and the patents we might obtain or license in the future.

We may be subject to claims challenging the inventorship or ownership of our owned patents, patent applications or in-licensed patent rights and other intellectual property.

We or our licensors may be subject to claims that former employees or other third parties have an ownership interest in our owned patents, patent applications or in-licensed patents, trade secrets or other intellectual property rights as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or other third parties who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership of our patents, patent applications or our licensors’ owned or in-licensed patents, trade secrets or other intellectual property rights. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property rights that are important to our product candidates. It may be necessary or we may desire to enter into a license to settle any such claim; however, there can be no assurance that we would be able to obtain a license on commercially reasonable terms, if at all. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees, and any litigation or the threat of litigation may adversely impact our reputation or affect our ability to hire employees or contract with independent contractors.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or patent applications will be due to the USPTO and various foreign patent offices outside of the U.S. at various points over the lifetime of our current, potential future patents and patent applications and those of our licensors. We rely on our outside patent annuity service to pay these fees when due. Additionally, the USPTO and various foreign patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. An inadvertent lapse or non-compliance with such requirements can sometimes be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business, financial condition and results of operations.

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

For example, the intellectual property we licensed from the University of Texas, Southwestern (UTSW) is subject to certain non-commercial rights reserved by UTSW. Patents licensed to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against our licensors or another licensee or in administrative proceedings brought by or against our licensors or another licensee in response to such litigation or for other reasons. As a result, we may not be able to prevent competitors or other third parties from developing and commercializing competitive products, including in territories covered by our licenses.

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

We rely on third parties to produce and maintain certain of our product candidates. This increases the risk that we will not have sufficient quality and quantities of product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our business.

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

We do not have complete control over all aspects of the manufacturing process of our CDMOs and are dependent on these CDMOs for compliance with cGMP regulations for manufacturing API, drug substance and finished drug products. We are in the process of developing our supply chain for certain of our product candidates and intend to put in place framework agreements under which CDMOs will provide us with necessary quantities of API, drug substance and drug product based on our development needs. As we advance our product candidates through development, we will consider our lack of redundant supply for each of our product candidates to protect against any potential supply disruptions. However, we may be unsuccessful in putting in place such framework agreements or protecting against potential supply disruptions.

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

Our dependence upon others for the manufacture and ongoing storage and ongoing testing of our product candidates may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

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

If we fail to maintain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

The continued listing standards of the Nasdaq Global Select Market (Nasdaq) require, among other things, that the minimum price of a listed company’s stock be at or above $1.00. If the minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if it does not regain compliance within the 180-day grace period, will be subject to delisting. If the bid price of our common stock closes below the minimum $1.00 per share requirement and we fail to regain compliance prior to the expiration of the initial 30 consecutive trading days, we would expect to receive a notification of noncompliance from Nasdaq. In accordance with Nasdaq’s listing rules, we would expect to be afforded 180 calendar days to regain compliance with the bid price requirement. In order to regain compliance, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days within the 180-day grace period. In the event the Company does not regain compliance by the end of the Compliance Period, the Company may be eligible for additional time to regain compliance (the Second Compliance Period) pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(i) by transferring to the Nasdaq Capital Market. To qualify for the Second Compliance Period, the Company would need to submit a transfer application and pay an application fee. In addition, the Company would be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the Second Compliance Period, by effecting a reverse stock split, if necessary. There can be no assurance that the Company will be eligible for the Second Compliance Period, if applicable, or that the Staff would grant the Company’s request for continued listing subsequent to any delisting notification and there can be no assurance that the Company will be able to regain or maintain compliance with the minimum bid price requirement or any other Nasdaq listing standards, if applicable.

If we fail to regain compliance, our common stock will be subject to delisting. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

As of December 31, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 47% of our common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger or other major corporate transactions. This concentration of ownership may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as a stockholder, entrench our management and board of directors or delay or prevent a merger, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. For example, we filed a shelf registration statement on Form S-3 that became effective on August 17, 2022, which allows us to undertake various equity and debt offerings up to $300.0 million (the Shelf Registration), and as of December 31, 2024, we have sold 34,854,373 shares of our common stock and pre-funded warrants to purchase 8,458,964 shares of our common stock pursuant to the Shelf Registration. In addition, on March 5, 2025, we completed an underwritten public offering of 75,000,000 units, with each unit consisting of one share of our common stock, a warrant to purchase one share of common stock, and a warrant to purchase one-half share of common stock, pursuant to the Shelf Registration.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and the Nasdaq. As a result of our initiatives to comply with such regulatory requirements, we incur significant legal, accounting and other expenses which may increase after we are no longer an “emerging growth company.” Moreover, our management and other personnel need to devote a substantial amount of time to these compliance initiatives.

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

The market price of our common stock has been and may continue to be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. This risk is especially relevant for us because biotechnology companies have experienced significant stock price volatility in recent years and we may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

Item 1C. Cybersecurity.

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

Following these risk assessments, we consider whether and how to re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. In consideration of the size and complexity of our business, we devote significant internal and external resources to manage material risks from cybersecurity threats. We also designate specific personnel, including our Senior Director, Information Technology, to manage the risk assessment and mitigation process and to closely coordinate with our General Counsel on applicable regulatory obligations.

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

Our Senior Director, Information Technology, along with the members of our Incident Response Team, which includes our Senior Vice President, Finance and our General Counsel, are primarily responsible to assess and manage our material risks from cybersecurity threats. Our Incident Response Team is supported by an experienced managed service provider and an incident response provider with extensive global cybersecurity expertise, who each monitor, assess and report threats to us. Additionally, our Senior Director, Information Technology has over twenty years of experience operating in the information technology, security and cybersecurity space. In particular, he has experience with cybersecurity assessment and prevention, incident responses, breach notifications and remediation.

Our Senior Director, Information Technology oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above and, along with and informed by the Information Technology organization and our Incident Response Team, monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. Depending on the severity of the security incident, the Incident Response Team will report the security incident to our Audit Committee, including the financial impact of the security incident and any regulatory violations. As our Information Technology organization monitors the security and effectiveness of our policies and procedures, they also work to keep the Senior Director, Information Technology and other members of leadership informed of critical incidents, process updates, or other material details, in accordance with our internal reporting structure.

Our Audit Committee receives an annual briefing regarding our company’s cybersecurity risks and activities, including the status of cybersecurity system development, company-wide cybersecurity training programs, material changes to the cybersecurity system, policies or practices, any recent cybersecurity incidents and related responses, cybersecurity systems testing and engagement of third-party service providers in support of our cybersecurity system. Special meetings may also be called with the Audit Committee to brief the members on any material cybersecurity incidents and related responses thereto. After such briefings, our Audit Committee will provide an update to the Board on such reports. In addition, the Board will receive periodic updates in meeting materials or directly from our Senior Vice President, Finance on cybersecurity risks and activities.

Item 2. Properties.

Our corporate headquarters are in South San Francisco, where we lease a facility containing approximately 32,370 square feet of office and laboratory space located at 171 Oyster Point Blvd., Suite 500, South San Francisco, CA 94080. The lease expires on November 30, 2027, unless earlier terminated in accordance with the lease, and we may renew the lease term for two additional five-year periods.

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

Holders of Common Stock

As of March 4, 2025, there were 43 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Use of Proceeds from Public Offering of Common Stock

On August 3, 2021, we completed our initial public offering (IPO) and issued an aggregate of 13,800,000 shares of our common stock (inclusive of 1,800,000 shares pursuant to the underwriters’ overallotment option) at a price of $15.00 per share. We have used all proceeds from our IPO.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. Reserved.

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

Our lead investigational product candidates are TN-201, a gene therapy for MYBPC3-associated hypertrophic cardiomyopathy (HCM), TN-401, a gene therapy for PKP2-associated arrhythmogenic right ventricular cardiomyopathy (ARVC), and TN-301, a small molecule for heart failure with HFpEF.

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

MyPEAKTM-1 is our Phase 1b/2 multi-center, open-label clinical trial, designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-201. We have completed Cohort 1 dosing at the 3x1013 vg/kg dose in the MyPEAK-1 trial with no unexpected events or toxicities associated with TN-201 observed. Following review of safety data from the first three MyPEAK-1 patients by an independent DSMB, the DSMB recommended that we proceed with the planned escalation to the 6x1013 vg/kg dose, per protocol. We have dosed two patients in the sentinel phase of Cohort 2 at the 6x1013 vg/kg dose and anticipate completing enrollment of Cohort 2 in the first half of 2025.

In December 2024, we announced early but encouraging initial interim safety and biopsy data from Cohort 1 of MyPEAK-1. TN-201 administered at the starting dose of 3×1013 vg/kg was generally well-tolerated among the first three patients enrolled in the clinical trial. Among the first two patients for whom Week 8 biopsy results were available, TN-201 achieved readily detectable vector DNA in the heart and evidence of transgene RNA expression. Serial biopsies at Week 8 and Week 52 for Patient 1 demonstrated increasing TN-201 mRNA and MyBP-C protein levels over time. Circulating biomarkers of cardiac muscle strain and injury remained largely stable, and certain clinical markers of disease showed stability or directional improvement in the first two individuals dosed, while other measures were not yet available, interpretable or were mixed. We plan to present additional follow-up data from Cohort 1 during the first half of 2025 and initial Cohort 2 data, along with an update on Cohort 1 patients, in the second half of 2025.

To support our development efforts for TN-201 we are conducting two noninterventional studies: a study evaluating seroprevalence to AAV9 antibodies among adults with MYBPC3-associated HCM, and MyClimb, a prospective and retrospective global natural history study focused on pediatric patients with MYBPC3 mutation-associated cardiomyopathy. The seroprevalence study has completed enrollment. Initial data from the study indicated that antibodies to AAV9 in the majority of participants were below the eligibility threshold that would allow for participation in MyPEAK-1. The MyClimb natural history study is following patient medical history to characterize the outcomes, burden of illness, risk factors, quality of life, and biomarkers associated with disease progression in pediatric patients. MyClimb complements existing disease registries focused primarily on adult patient HCM populations and may support and expedite the development of TN-201 in the pediatric patient population. We plan to present data from MyClimb in the second half of 2025. In July 2024, we received rare pediatric disease designation from the FDA for TN-201 in MYBPC3-associated HCM. TN-201 has also been granted orphan drug designation from the FDA, orphan medicinal product designation from the European Commission (EC), and Fast Track Designation from the FDA.

TN-401 is our potential best-in-class AAV9-based gene therapy for the treatment of ARVC due to disease-causing variants in the PKP2 gene. ARVC, also known as arrhythmogenic cardiomyopathy, or ACM, is a chronic, progressive disease characterized by frequent, severe, and potentially life-threatening ventricular arrhythmias. The disease is associated with adverse heart remodeling, fibrosis, cardiac dysfunction, significant impairment to patients’ overall quality of life, as well as an elevated risk of sudden cardiac death. PKP2 mutations are the most common genetic cause of ARVC and result in insufficient expression of a protein needed for proper functioning of the desmosomal complex that maintains physical connections and electrical signaling between heart muscle cells. TN-401 utilizes a recombinant AAV9 capsid and is designed to deliver a working PKP2 gene to specific cells of the heart in order to produce plakophilin protein and thereby potentially slow or even reverse the course of PKP2-associated ARVC following a single infusion.

We have dosed two patients in RIDGETM-1, our Phase 1b multi-center, open-label clinical trial, designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-401. We have activated multiple clinical trial sites at leading cardiology centers in the U.S. with ARVC expertise and intend to expand enrollment of RIDGE-1 to the United Kingdom following receipt of approval from the United Kingdom Medicines and Healthcare Products Regulatory Agency (MHRA), Research Ethics Committee and Health Research Authority for our TN-401 Clinical Trial Authorization in 2024. We expect to complete enrollment of the first cohort of patients at the 3×1013 vg/kg in the first half of 2025. An independent safety review will then inform plans for dose escalation to 6×1013 vg/kg, as needed, and/or enrollment of additional patients in the first cohort. Initial clinical data from the first cohort of patients is expected in the second half of 2025. In February 2025, we were awarded a Clinical Grant (Clin2) of $8.0 million from the CIRM. Proceeds from the grant will help fund clinical trial costs for our ongoing Phase 1b RIDGE-1 clinical trial of TN-401 gene therapy.

In support of our development efforts for TN-401, we initiated RIDGE, a global noninterventional study to collect natural history and seroprevalence to AAV9 antibodies data among ARVC patients who carry pathogenic or likely pathogenic PKP2 gene mutations. Initial data from RIDGE indicated that antibodies to AAV9 in a majority of participants were below the eligibility threshold that would allow for participation in RIDGE-1. We plan to present additional data from RIDGE in the first half of 2025. TN-401 has received orphan drug designation from the FDA and orphan medicinal product designation from the EC, as well as Fast Track Designation from the FDA.

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

We shared positive data from our Phase 1 clinical trial of TN-301 in healthy participants at the 2023 Heart Failure Society of America Annual Scientific Meeting. TN-301 was generally well tolerated across the broad range of doses studied. Pharmacokinetic results showed overall dose proportionality with a half-life supportive of once-daily dosing. Increasing doses and exposures with TN-301 correlated with increased pharmacodynamic effects. There were no changes in histone acetylation with TN-301 underscoring the selectivity of TN-301 for HDAC6 and potentially reducing the risk of off target effects. In preclinical studies, selective HDAC6 inhibition has been shown to have comparable efficacy to empagliflozin, a sodium-glucose cotransporter-2 (SGLT2) inhibitor which is approved for the treatment of HFpEF and co-administration of our HDAC6 inhibition with a SGLT2 inhibitor in a HFpEF model demonstrated additive benefit. Taken together, these data support continued development of TN-301 as a potential treatment for patients with HFpEF. We believe late-stage clinical development of TN-301 is best suited for development by or with a well-resourced partner.

In addition to our lead product candidates, we have multiple early-stage programs progressing through preclinical development using various therapeutic approaches, including gene addition, gene editing, gene silencing, and cellular regeneration to address other forms of rare and/or prevalent heart disease.

We have established a distinct suite of integrated capabilities, including the use of human-induced pluripotent stem cell-derived cardiomyocyte disease models, machine learning and phenotypic screening, gene editing, AAV capsid engineering and novel promoter constructs, which support our efforts to discover and develop disease-modifying treatments focused on heart disease and continue to build on these proprietary capabilities with the aim of increasing the safety and efficacy of our product candidates and accelerating early-stage discovery and preclinical optimization across modalities.

We have also internalized and integrated both current cGMP and non-GMP AAV manufacturing capabilities to support our emerging portfolio of gene therapy and cellular regeneration product candidates. Our GMMC, a cGMP facility, is strategically located near our research labs and Manufacturing Technology Development Center, a non-GMP facility, in the San Francisco Bay Area to enable smooth scale-up of production to support our clinical studies and utilizes a modular, scalable design to produce AAV-based gene therapies under cGMP standards. We utilized our GMMC to produce drug product for our first-in-human clinical trials for both TN-201 and TN-401. Building on our manufacturing capabilities, we have also presented data on manufacturing innovations intended to reduce the overall cost of goods by increasing productivity and scalability.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,		$	%
(in thousands, except percentages)	2024	2023	Change	Change
Operating expenses:
Research and development	$86,742	$98,038	$(11,296)	(12%)
General and administrative	29,206	33,155	(3,949)	(12%)
Total operating expenses	115,948	131,193	(15,245)	(12%)
Loss from operations	(115,948)	(131,193)	15,245	(12%)
Other income, net:
Interest income	4,737	7,056	(2,319)	(33%)
Other income, net	82	53	29	55%
Total other income, net	4,819	7,109	(2,290)	(32%)
Net loss	$(111,129)	$(124,084)	$12,955	(10%)

Research and Development Expenses

Research and development activities account for a significant portion of our operating expenses. Research and development expenses relate primarily to discovery and development of our research programs, product candidates and proprietary platform technology, and are recognized as incurred. Internal research and development costs include, among others, employee-related costs (including salaries, benefits and stock-based compensation for employees engaged in research and development functions), laboratory supplies, other non-capital equipment utilized for in-house research, and allocated overhead costs. External research and development expenses include, among others, fees paid to contract research organizations to execute preclinical studies and clinical trials on our behalf, and consulting fees. We do not allocate our costs by research program, product candidate or proprietary platform technology, as a significant amount of research and development expenses represent internal costs, which are deployed across our programs, product candidates, proprietary platform technology, and other activities.

We expense all research and development costs in the periods in which they are incurred. Costs of certain research and development activities are recognized based on estimates from a number of factors, including an evaluation of the progress of the activities, as well as input from external service providers.

The following table summarizes our research and development expenses for the periods presented:

	Year Ended December 31,		$	%
(in thousands, except percentages)	2024	2023	Change	Change
Clinical	$26,024	$23,426	$2,598	11%
Manufacturing (pre-commercial)	23,433	30,143	(6,710)	(22%)
Research	20,858	26,566	(5,708)	(21%)
Other	16,427	17,903	(1,476)	(8%)
Total research and development expenses	$86,742	$98,038	$(11,296)	(12%)

Research and development expenses were $86.7 million and $98.0 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $11.3 million, or 12%, was primarily due to:

•
a decrease of $6.7 million in manufacturing costs reflecting lower employee-related costs driven by our workforce reduction plan initiated in May 2024 (the Workforce Reduction), lower costs of supplies and materials and lower facility management fees;
•
a decrease of $5.7 million in research costs as there were no IND-enabling activities; partially offset by
•
an increase of $2.6 million in clinical trial related costs for TN-201 and TN-401

The process of conducting the necessary research to advance through the clinical stages and ultimately obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we cannot reasonably estimate or know the nature, timing or estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. The level of our research and development expenses over the next twelve months will be subject to operational decisions made following data generated from our MyPEAK-1 and RIDGE-1 clinical trials.

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

General and administrative expenses were $29.2 million and $33.2 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $3.9 million, or 12%, was primarily due to decreases in employee-related costs driven by the Workforce Reduction and lower professional fees.

We will continue to incur legal, accounting, insurance and other expenses in operating our business as a public company, including costs associated with regulatory and compliance activities. As with our research and development, the level of our general and administrative expenses over the next twelve months will be subject to operational decisions made following data generated from our MyPEAK-1 and RIDGE-1 clinical trials.

Interest Income

Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. Interest income was $4.7 million and $7.1 million for the years ended December 31, 2024 and 2023, respectively. The year-over-year decrease of $2.3 million was primarily due to lower cash, cash equivalents and investment balances.

Net Loss

Net loss for the year ended December 31, 2024, was $111.1 million, compared to a net loss of $124.1 million for the year ended December 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and we have incurred significant net losses and negative cash flows from operations. From our inception through December 31, 2024, we have funded our operations primarily from the sale and issuance of our equity securities. As of December 31, 2024, we had cash, cash equivalents and investments in marketable securities of $61.4 million and an accumulated deficit of $514.4 million.

CIRM Grant

In February 2025, we announced we were awarded an $8 million grant from the CIRM to support RIDGE-1, our Phase 1b clinical trial of TN-401 gene therapy for the potential treatment of PKP2-associated ARVC. The award is payable to us upon achievement of milestones to be determined by CIRM in collaboration with us. Additionally, if CIRM determines, in its sole discretion, that we have not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, we will co-fund the research project with CIRM and the amount of our co-funding requirement is predetermined as a part of the award. We expect to begin receiving funds from the grant beginning in the first half of 2025.

Loan Agreement

On August 6, 2024, we entered into a Loan Agreement with SVB. As of December 31, 2024, under the Loan Agreement, we have the right to draw down $22.5 million at our discretion, up to an additional $2.5 million upon the satisfaction of a clinical milestone or the receipt of specified proceeds from equity financings and other qualified funding, and up to an additional $20.0 million that may be available at SVB’s discretion, subject to specified conditions.

Follow-on Offerings

On March 5, 2025, we completed an underwritten offering of 75,000,000 units, priced at a public offering price of $0.70 per unit, with each unit consisting of one share of our common stock, a warrant to purchase one share of our common stock at an exercise price of $0.80 per share, which will be immediately exercisable and will expire five years from the date of issuance (a Series A Warrant) and a warrant to purchase one-half of a share of our common stock at an exercise price of $0.70 per share, which will be immediately exercisable and expire on June 30, 2026 (a Series B Warrant), under our registration statement on Form S-3 (File No. 333-266741). We received net proceeds of approximately $48.9 million, after deducting underwriting discounts and commissions of approximately $3.2 million and other offering expenses of approximately $0.5 million.

On February 12, 2024, we completed an underwritten offering of 8,888,890 shares of our common stock at a price of $4.50 per share and, to an investor in lieu of common stock, pre-funded warrants to purchase 2,222,271 shares of our common stock at a price of $4.499 per pre-funded warrant under our registration statement on Form S-3 (File No. 333-266741). We received net proceeds of approximately $46.8 million, after deducting underwriting discounts and commissions of approximately $3.0 million and other offering expenses of approximately $0.2 million. As of December 31, 2024, all pre-funded warrants have been exercised for an exercise price of $0.001 per share.

“At-the-Market” Equity Offering

On August 10, 2022, we entered into a sales agreement (the Sales Agreement) with Leerink Partners LLC (formerly SVB Securities LLC). Pursuant to the Sales Agreement, we may sell from time to time up to an aggregate of $75.0 million of our common stock through an “at-the-market” (ATM) offering defined in Rule 415 under the Securities Act. The $75.0 million of common stock that may be offered, issued and sold under the Sales Agreement is included in the $300.0 million of securities that may be offered, issued and sold by us under our registration statement on Form S-3 (File No. 333-266741). As of the date of the filing of this Annual Report on Form 10-K, we sold an aggregate of 1,358,333 shares of our common stock under this program for aggregate gross proceeds of $5.2 million, resulting in $69.8 million of shares of our common stock remaining for future sale under this program. On

March 3, 2025, we suspended and terminated the prospectus related to our common stock issuable pursuant to the Sales Agreement. As a result, we will not make any sales of our securities pursuant to the Sales Agreement unless and until a new prospectus, prospectus supplement or a new registration statement is filed.

Funding Requirements

We expect that we will continue to incur operating losses over the foreseeable future. Our operating expenses may increase in the future, if and as we:

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

Based on our current operating plan, we believe that our existing cash, cash equivalents and investments in marketable securities, along with the $22.5 million of funds available under our Loan Agreement with SVB, will be sufficient to meet our working capital and capital expenditure needs through at least the next twelve months following the date of this Annual Report on Form 10-K.

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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Year Ended December 31,
	2024	2023
	(In thousands)
Net cash provided by (used in):
Operating activities	$(90,501)	$(102,072)
Investing activities	1,131	48,715
Financing activities	47,749	4,049
Net change in cash, cash equivalents and restricted cash	$(41,621)	$(49,308)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $90.5 million, which consisted primarily of a net loss of $111.1 million and a net change in operating assets and liabilities of $7.9 million, partially offset by $27.3 million in non-cash charges. The change in net operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses and other current liabilities of $5.3 million and a decrease in operating lease liabilities of $4.1 million. Cash flows from operations are generally impacted by the timing of payments to vendors and vendor payment terms. The non-cash charges primarily consisted of stock-based compensation of $16.5 million and depreciation and amortization of $8.5 million.

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

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2024 was $1.1 million, which consisted primarily of proceeds from maturities of marketable securities of $81.2 million and proceeds from sales of marketable securities of $8.0 million, partially offset by purchases of marketable securities of $87.1 million.

Net cash provided by investing activities for the year ended December 31, 2023 was $48.7 million, which consisted primarily of proceeds from maturities of marketable securities of $106.6 million, partially offset by purchases of marketable securities of $56.6 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $47.7 million, which primarily consisted of net proceeds from our February 2024 follow-on offering of $46.8 million.

Net cash provided by financing activities for the year ended December 31, 2023 was $4.0 million, which primarily consisted of net proceeds from at-the-market sales of $3.9 million.

Contractual and Other Obligations

We lease office space for our corporate headquarters in South San Francisco under a lease that expires in November 2027. We expect to pay rent of approximately $2.5 million during 2025 for this lease. We also lease the Union City Facility under a lease that expires in July 2031. We expect to pay rent of approximately $1.3 million in 2025 for this lease. As of December 31, 2024, undiscounted future minimum lease payments of $7.3 million and $9.6 million remain on the South San Francisco and Union City leases, respectively.

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

See Note 8, Stock-Based Compensation to our financial statements for more information concerning certain of the specific assumptions we used in applying the Black-Scholes valuation model to determine the estimated fair value of our stock options.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies to our financial statements for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition of results of operations.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tenaya Therapeutics, Inc. (the "Company") as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 10, 2025

We have served as the Company's auditor since 2019.

TENAYA THERAPEUTICS, INC.

Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$4,323	$45,681
Short-term investments in marketable securities	57,123	58,961
Prepaid expenses and other current assets	5,929	6,940
Total current assets	67,375	111,582
Property and equipment, net	35,858	43,277
Operating lease right-of-use assets	11,890	9,979
Other noncurrent assets	4,817	5,677
Total assets	$119,940	$170,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,162	$5,630
Accrued and other current liabilities	8,035	12,784
Operating lease liabilities, current	2,778	4,319
Total current liabilities	15,975	22,733
Operating lease liabilities, noncurrent	10,830	8,105
Other noncurrent liabilities	281	253
Total liabilities	27,086	31,091
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2024 and 2023; no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized as of December 31, 2024 and 2023; 86,542,340 and 68,330,342 shares issued and outstanding as of December 31, 2024 and 2023	8	7
Additional paid-in capital	607,229	542,805
Accumulated other comprehensive income (loss)	28	(106)
Accumulated deficit	(514,411)	(403,282)
Total stockholders’ equity	92,854	139,424
Total liabilities and stockholders’ equity	$119,940	$170,515

The accompanying notes are an integral part of these financial statements.

TENAYA THERAPEUTICS, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$86,742	$98,038
General and administrative	29,206	33,155
Total operating expenses	115,948	131,193
Loss from operations	(115,948)	(131,193)
Other income, net:
Interest income	4,737	7,056
Other income, net	82	53
Total other income, net	4,819	7,109
Net loss before income tax expense	(111,129)	(124,084)
Income tax expense	—	—
Net loss	(111,129)	(124,084)
Other comprehensive income (loss):
Net unrealized gain on marketable securities	134	272
Comprehensive loss	$(110,995)	$(123,812)
Net loss per share, basic and diluted	$(1.31)	$(1.68)
Weighted-average shares used in computing net loss per share, basic and diluted	84,822,468	73,786,126

The accompanying notes are an integral part of these financial statements.

TENAYA THERAPEUTICS, INC.

Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Stockholders’ Equity
Balance as of January 1, 2023	66,857,113	$7	$522,945	$(378)	$(279,198)	$243,376
Issuance of common stock in connection with at-the-market sales, net of issuance costs of $120	535,767	—	3,868	—	—	3,868
Issuance of common stock upon exercise of pre-funded warrants	302,517	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	265,047	—	29	—	—	29
Issuance of common stock pursuant to employee stock purchase plan	369,898	—	653	—	—	653
Stock-based compensation	—	—	15,309	—	—	15,309
Vesting of early exercised stock options	—	—	1	—	—	1
Other comprehensive income	—	—	—	272	—	272
Net loss	—	—	—	—	(124,084)	(124,084)
Balance as of December 31, 2023	68,330,342	$7	$542,805	$(106)	$(403,282)	$139,424
Issuance of common stock and pre-funded warrants, net of issuance costs of $3,236	8,888,890	1	46,761	—	—	46,762
Issuance of common stock pursuant to employee stock purchase plan	423,620	—	866	—	—	866
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	743,041	—	113	—	—	113
Issuance of common stock upon exercise of pre-funded warrants	8,156,447	—	8	—	—	8
Issuance of warrant	—	—	175	—	—	175
Stock-based compensation	—	—	16,501	—	—	16,501
Other comprehensive income	—	—	—	134	—	134
Net loss	—	—	—	—	(111,129)	(111,129)
Balance as of December 31, 2024	86,542,340	$8	$607,229	$28	$(514,411)	$92,854

The accompanying notes are an integral part of these financial statements.

TENAYA THERAPEUTICS, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(111,129)	$(124,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,468	8,687
Amortization (accretion) of premium (discount) on marketable securities	(184)	315
Stock-based compensation	16,501	15,309
Non-cash operating lease expense	3,391	3,132
Other	383	217
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	857	101
Other noncurrent assets	656	(601)
Accounts payable	(581)	(3,282)
Accrued and other current liabilities	(4,745)	2,256
Operating lease liabilities	(4,118)	(4,123)
Other noncurrent liabilities	—	1
Net cash used in operating activities	(90,501)	(102,072)
Cash flows from investing activities:
Purchases of property and equipment	(1,025)	(1,239)
Purchases of marketable securities	(87,069)	(56,644)
Proceeds from sales of marketable securities	7,997	—
Proceeds from maturities of marketable securities	81,211	106,623
Other	17	(25)
Net cash provided by investing activities	1,131	48,715
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants in follow-on offering, net of issuance costs	46,762	—
Proceeds from exercise of stock options and employee stock purchase plan	979	682
Proceeds from exercises of pre-funded warrants	8	—
Proceeds from at-the-market sales, net of issuance costs	—	3,868
Payment of accrued offering costs	—	(501)
Net cash provided by financing activities	47,749	4,049
Net change in cash, cash equivalents and restricted cash	(41,621)	(49,308)
Cash and cash equivalents and restricted cash at beginning of period	46,363	95,671
Cash and cash equivalents and restricted cash at end of period	$4,742	$46,363
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$4,323	$45,681
Restricted cash included in other noncurrent assets	419	682
Cash, cash equivalents and restricted cash	$4,742	$46,363
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued and other current liabilities	$358	$249
Issuance of warrant in connection with Loan Agreement	$175	$—

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

Liquidity

The Company has incurred net losses since inception and expects such losses to continue in the future as it conducts research and development activities. As of December 31, 2024, the Company had an accumulated deficit of $514.4 million. The Company incurred a net loss of $111.1 million and $124.1 million during the years ended December 31, 2024 and 2023, respectively. The Company had $61.4 million of cash, cash equivalents and investments in marketable securities as of December 31, 2024.

On March 5, 2025, the Company completed an underwritten offering of its common stock and accompanying warrants. The Company received net proceeds of approximately $48.9 million, after deducting underwriting discounts and commissions of approximately $3.2 million and other offering expenses of approximately $0.5 million. See Note 13, Subsequent Events, for further details.

On August 6, 2024, the Company entered into a Loan Agreement with Silicon Valley Bank (SVB), a division of First-Citizens Bank & Trust Company (the Loan Agreement). As of the filing date of this annual report, under the Loan Agreement, the Company has the right to draw down $22.5 million at its discretion, up to an additional $2.5 million upon the satisfaction of a clinical milestone or the receipt of specified proceeds from equity financings and other qualified funding, and up to an additional $20.0 million that may be available at SVB's discretion, subject to specified conditions. See Note 5, Term Loan, for further details.

Management recognizes the need to raise additional capital to fully implement its business plan. The Company may seek to raise capital through equity financings, debt financings, license agreements, collaborative agreements or other sources of financing. Management believes that its existing cash, cash equivalents and investments in marketable securities as of December 31, 2024, along with the $48.9 million of proceeds from the March 2025 follow-on offering, as well as the $22.5 million of funds available under its Loan Agreement with SVB, will be sufficient to fund the Company’s operations for at least the next twelve months following the date these financial statements are filed with the Securities and Exchange Commission (SEC).

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

Restricted Cash

The restricted cash primarily represents the security deposit for the Company’s operating lease in South San Francisco, California. The security deposit is in the form of a letter of credit secured by restricted cash.

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

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses include, among others, consulting fees, salaries, benefits, travel, stock-based compensation, laboratory supplies and other non-capital equipment utilized for in-house research, allocated facilities and overhead costs, fees related to licensing agreements, fees paid to contract research organizations that conduct research and development activities on the Company’s behalf and costs related to compliance with regulatory requirements.

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

For purposes of determining the estimated fair value of options granted to employees and nonemployees, the Company uses the Black-Scholes option pricing model. See Note 8, Stock-Based Compensation to the Company's financial statements for the specific assumptions used in applying the Black-Scholes valuation model.

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

A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2024 and 2023, the Company has recorded a full valuation allowance on its net deferred tax assets.

Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Interest and penalties, if any, related to unrecognized tax benefits are included within the provision for income tax.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of the Company’s common stock outstanding for the period, without consideration for potential dilutive shares of common stock. Basic shares of common stock outstanding include the weighted-average effect of the Company’s pre-funded warrants issued in November 2022 and February 2024 (see Note 6, Stockholders' Equity) because the pre-funded warrants have a nominal exercise price. As the Company is in a loss position for the periods presented, diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive. Shares related to early exercised stock options that are subject to repurchase are excluded from the basic and diluted net loss per share calculation until the Company’s repurchase right lapses.

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

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, ASU 2023-07 enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The adoption of ASU 2023-07 did not have any effect on the Company's financial statements. See Note 12, Segment Reporting to our financial statements for the disclosure pursuant to the adoption of ASU 2023-07.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses (ASU 2024-03), which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the financial statements. The amendments in this ASU will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of this standard on its financial statements and related disclosures.

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

Note 3. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consists of the following:

	December 31,
	2024	2023
	(In thousands)
Leasehold improvements	$26,159	$25,608
Laboratory equipment	19,770	19,973
Manufacturing equipment	17,738	17,716
Construction in progress	1,915	1,730
Computer equipment and software	1,664	1,614
Furniture and fixtures	902	976
Total property and equipment	$68,148	$67,617
Less: accumulated depreciation and amortization	(32,290)	(24,340)
Total property and equipment, net	$35,858	$43,277

Depreciation and amortization expense for the years ended December 31, 2024 and 2023 was $8.5 million and $8.7 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2024	2023
	(In thousands)
Accrued compensation and related expenses	$5,595	$8,700
Accrued research and development expenses	1,446	2,583
Accrued professional services	432	743
Accrued taxes	348	280
Other current liabilities	214	478
Total accrued and other current liabilities	$8,035	$12,784

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2024	2023
	(In thousands)
Prepaid expenses	$5,087	$5,783
Other current assets	842	1,157
Total prepaid expenses and other current assets	$5,929	$6,940

Note 4. Commitments and Contingencies

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

Information related to operating lease activity during the years ended December 31, 2024 and 2023 was as follows (in thousands):

	Year Ended December 31,
	2024	2023
	(In thousands)
Operating lease cost	$4,549	$4,356
Variable lease cost	1,456	1,265
Short-term lease cost	—	5
Total lease cost	$6,005	$5,626

Operating lease right-of-use assets obtained in exchange for lease obligations	$5,302	$1,448
Cash paid for amounts included in the measurement of lease liabilities	$5,277	$5,347

As of December 31, 2024, the Company’s operating leases had a weighted average remaining lease term of 4.8 years and a weighted average discount rate of 8.9%. Future minimum lease payments under the Company’s operating leases as of December 31, 2024 were as follows:

Amount
(In thousands)
2025	$3,861
2026	3,864
2027	3,775
2028	1,471
2029	1,515
Thereafter	2,491
Total undiscounted future minimum lease payments	$16,977
Imputed interest	(3,369)
Total operating lease liabilities	$13,608

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

Indemnification

From time to time, the Company may become involved in litigation and other legal actions. The Company estimates the range of liability related to any pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. The Company was not involved in any material litigation as of December 31, 2024 and 2023.

In the normal course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amounts of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with its directors and certain officers that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of December 31, 2024 and 2023, the Company did not have any material indemnification claims that were probable or reasonably possible and, consequently, has not recorded any related liabilities.

Note 5. Term Loan

Loan Agreement

On August 6, 2024, the Company entered into the Loan Agreement with SVB. Pursuant to the terms of the Loan Agreement, term loans in an aggregate principal amount of up to $45 million may be made under multiple tranches. The tranches can be drawn as follows: the first tranche of up to $15.0 million became available on the closing date and is available for draw down through June 30, 2025; the second tranche of $5 million and the third tranche of $2.5 million became available in October 2024 and December 2024, respectively, upon the achievement of certain clinical milestones and are available for draw down through December 31, 2025; the fourth tranche of $2.5 million is subject to the achievement of a clinical milestone or satisfaction of certain capitalization requirements, and if achieved, would be available for draw down through December 31, 2025; and the final tranche of $20.0 million is available for drawn down through July 31, 2026, on such terms as may be agreed by the parties and subject to approval by SVB's credit committee. With the exception of the final tranche, and subject to achievement of the applicable milestones and other requirements with respect to each tranche, draw downs are at the Company's election. As of December 31, 2024, the Company has not drawn any funds under the Loan Agreement.

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

Lender Warrant

In connection with the Loan Agreement, the Company issued to SVB a warrant to purchase up to 171,848 shares of our common stock (the Lender Warrant). The Lender Warrant became exercisable for 73,649 shares upon closing (the Initial Lender Warrant), which represented 0.075% of the Company's common stock and common stock equivalents outstanding as of the day before the closing, on a fully-diluted basis, at an exercise price of $2.55 per share. The Initial Lender Warrant was classified as equity and its fair value was recorded in the stockholders’ equity section of the balance sheet. The Lender Warrant will become exercisable for up to an additional 98,199 shares pro-rated based on amounts actually advanced for the various tranches under the Loan Agreement (the Remaining Lender Warrant). The Remaining Lender Warrant under the Loan Agreement is considered an outstanding instrument upon closing of the Loan Agreement for accounting purposes. In accordance with Accounting Standards Codification (ASC) 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity, the Remaining Lender Warrant is recognized at its fair value as a warrant liability given the variable settlement amount of the warrant shares and included in other non-current liabilities within the balance sheet. The Lender Warrant expires on August 6, 2034.

“At-the-Market” Equity Offering

On August 10, 2022, the Company entered into a sales agreement (Sales Agreement) with Leerink Partners LLC (formerly SVB Securities LLC) to establish an at-the-market (ATM) offering defined in Rule 415 under the Securities Act. Pursuant to the Sales Agreement, the Company is permitted to offer and sell, from time to time, shares of its common stock having a maximum aggregate offering price of up to $75.0 million. As of December 31, 2024, the Company may issue and sell up to approximately $71.0 million in additional shares of its common stock under the ATM. On March 3, 2025, the Company suspended and terminated the prospectus related to its common stock issuable pursuant to the Sales Agreement. As a result, the Company will not make any sales of our securities pursuant to the Sales Agreement unless and until a new prospectus, prospectus supplement or a new registration statement is filed.

Follow-On Offerings

On February 12, 2024, the Company completed an underwritten offering of 8,888,890 shares of its common stock at a price of $4.50 per share and, to an investor in lieu of common stock, pre-funded warrants to purchase 2,222,271 shares of its common stock at a price of $4.499 per pre-funded warrant. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.001 per share, subject to certain ownership limitations. The Company received net proceeds of approximately $46.8 million, after deducting underwriting discounts and commissions of approximately $3.0 million and offering expenses of $0.2 million. As of December 31, 2024, all pre-funded warrants have been exercised for an exercise price of $0.001 per share.

As of December 31, 2024, total shares of common stock reserved for issuance, on an as-if converted basis, are as follows:

December 31, 2024
Outstanding stock options and awards	10,608,154
Outstanding Lender Warrant	171,848
Shares available for further issuance under the 2024 Inducement Equity Incentive Plan	1,188,000
Shares available for further issuance under the 2021 Equity Incentive Plan	1,791,393
Shares available for further issuance under the 2021 Employee Stock Purchase Plan	1,665,077
Total	15,424,472

Note 7. Fair Value Measurements

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

		December 31, 2024
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	1,289	—	—	1,289
Marketable securities:
U.S. treasuries	Level 1	49,135	28	(12)	49,151
Commercial paper	Level 2	3,974	3	—	3,977
Government agencies bonds	Level 2	3,987	8	—	3,995
Total financial assets		$58,385	$39	$(12)	$58,412

		December 31, 2023
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$91	$—	$—	$91
U.S. treasuries	Level 1	3,595	—	—	3,595
Commercial paper	Level 2	34,901	—	(18)	34,883
Government agencies bonds	Level 2	6,389	1	—	6,390
Marketable securities:
U.S. treasuries	Level 1	16,182	4	(15)	16,171
Commercial paper	Level 2	2,971	—	(2)	2,969
Government agencies bonds	Level 2	39,897	6	(82)	39,821
Total financial assets		$104,026	$11	$(117)	$103,920

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

The Company believes it is more likely than not that its marketable securities in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. As of December 31, 2024, the

Company has not recorded any allowance for credit losses on its investment securities. Based upon its quarterly impairment review, the Company determined that the unrealized losses were not attributed to credit risk, but were primarily driven by the broader change in interest rates.

As of December 31, 2024, all available-for-sale marketable securities had remaining maturities of less than one year.

The Company's financial liability measured at fair value on a recurring basis consists of the Remaining Lender Warrant issued in connection with the Loan Agreement (see Note 6, Stockholders' Equity). The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company utilized the Black-Scholes option valuation model to fair value the warrant liability. The fair value is estimated using the Black-Scholes option-pricing model and adjusted for the likelihood of draw downs. The expected term is based on the remaining contractual term of the warrant. The Company estimates its expected stock volatility based on the historical volatility of a set of peer companies, which are publicly traded, and expects to continue to do so until it has adequate historical data regarding the volatility of its own publicly-traded stock price. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the expected term of the Lender Warrant. The Company uses an expected dividend yield of zero based on the fact that the Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future. The warrant liability is subject to re-measurement at each balance sheet date, and any change in fair value is recognized as a gain or loss in our statement of operations and comprehensive loss. During the year ended December 31, 2024, the fair value of the warrant liability and its change were not material.

The carrying amount of the Company’s remaining financial assets and liabilities, which include cash, receivables and payables, approximate their fair values due to their short-term nature.

Note 8. Stock-Based Compensation

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

Total shares reserved and available for grant under the Inducement Plan as of December 31, 2024, are 1,188,000.

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

Total shares reserved and available for grant under the 2021 Plan as of December 31, 2024, are 1,791,393.

Stock Option Activity

The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
		(in dollars)	(Years)	(In thousands)
Outstanding as of December 31, 2023	8,343,434	$7.47
Granted	2,754,100	$4.81
Exercised	(50,945)	$2.20
Cancelled	(1,792,613)	$8.47
Outstanding as of December 31, 2024	9,253,976	$6.51	7.22	$406
Exercisable as of December 31, 2024	5,339,995	$7.29	6.56	$406

The aggregate intrinsic value is the value of the Company’s closing stock price on the last trading day of the year in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during the years ended December 31, 2024 and 2023, was $74.9 thousand and $36.7 thousand, respectively.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2024 and 2023 was $3.73 and $2.62 per share, respectively.

As of December 31, 2024, there was $16.2 million of unrecognized stock-based compensation cost related to stock options, which is expected to be recognized over an estimated weighted-average period of 2.3 years.

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

Year Ended December 31,
	2024	2023
Expected term (in years)	5.5 – 6.1	5.5 – 6.1
Expected volatility	89% – 93%	93% – 95%
Risk-free interest rate	3.9% – 4.5%	3.4% – 4.5%
Expected dividend yield	—%	—%

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

	Shares	Weighted Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
		(in dollars)	(Years)	(In thousands)
Unvested as of December 31, 2023	1,088,276	$3.34
Granted	1,314,865	$4.52
Vested	(692,096)	$3.51
Forfeited	(356,867)	$4.32
Unvested as of December 31, 2024	1,354,178	$4.14	1.21	$1,936

As of December 31, 2024, there was $4.9 million of unrecognized stock-based compensation cost related to RSUs, which is expected to be recognized over an estimated weighted-average period of 2.2 years.

2021 Employee Stock Purchase Plan

Under the Company's 2021 Employee Stock Purchase Plan (ESPP), the Company initially reserved 800,000 shares for future issuance. The number of shares of common stock available for issuance under the ESPP automatically increases on the first day of each fiscal year beginning with 2022 in an amount equal to the lesser of: 800,000 shares; 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding year; or such other amount as the Board may determine. As of December 31, 2024, 1,665,077 shares were reserved for future issuance under the ESPP. Under the Company’s ESPP, employees are generally eligible to participate and can purchase shares on each purchase date established semi-annually through payroll deductions at the lower of 85% of the fair market value of the Company’s stock at the commencement of the offering period or each purchase date of the offering period. Each offering period spans 6 months. The ESPP permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation, up to an annual limit of $25,000 per the Internal Revenue Service. The first offering period commenced in January 2022. For the years ended December 30, 2024 and 2023, the stock-based compensation expense for ESPP was not material.

Stock-Based Compensation

The following table summarizes stock-based compensation recognized in the Company’s statements of operations and comprehensive loss:

	Year Ended December 31,
	2024	2023
Research and development	$8,200	$7,039
General and administrative	8,302	8,270
Total stock-based compensation	$16,502	$15,309

Note 9. Income Taxes

No provision for or benefit from income taxes was recorded during the years ended December 31, 2024 and 2023. The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty regarding the realization of such assets. All losses to date have been incurred in the United States. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating losses and tax credit carryforwards.

Effective Tax Rate Reconciliation

The effective tax rate of the Company’s provision for income taxes differs from the federal statutory rate and the effective tax rate reconciliation is as follows:

	December 31,
	2024	2023
U.S. federal taxes at statutory rate	21.0%	21.0%
State taxes (net of federal benefit)	1.0	1.2
Credits	2.7	3.7
Stock-based compensation	(0.2)	(0.3)
Change in valuation allowance	(22.6)	(24.4)
Other	(1.9)	(1.2)
Total	—%	—%

Deferred Income Taxes

The tax effects of significant items comprising the Company’s deferred income taxes are as follows:

	December 31,
	2024	2023
	(In thousands)
Deferred tax assets:
Net operating losses	$66,609	$52,757
Capitalized research and development expenditure	36,151	29,318
Tax credits	19,292	15,047
Stock-based compensation	3,624	2,880
Lease Liability	2,862	2,613
Accrued expenses and other	1,188	1,713
Total deferred tax assets	129,726	104,328
Valuation allowance	(126,332)	(101,290)
Deferred tax assets, net of valuation allowance	3,394	3,038
Deferred tax liabilities:
Right-of-use asset	(2,500)	(2,098)
Property and equipment	(894)	(940)
Net deferred tax assets	$—	$—

Beginning January 1, 2022, the Tax Cuts and Jobs Act eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code (IRC) Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses.

The tax benefit of net operating losses, capitalized research expenses, temporary differences and credit carryforwards are recorded as an asset to the extent that the Company assesses that realization is more likely than not. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. As a result of the Company’s recent history of operating losses, the Company believes that recognition of deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance. The valuation allowance increased by $25.0 million and $30.2 million during the years ended December 31, 2024 and 2023. The increase in valuation allowance during the year ended December 31, 2024, was primarily due to the increase in deferred tax assets from 2024 federal net operating losses and the IRC Section 174 capitalized expenses.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2024, the Company’s net operating loss and tax carryforwards are summarized as follows:

(In thousands)	Amount	Expiration in years
Net operating losses, federal (post-December 31, 2017)	$291,837	Do Not Expire
Net operating losses, federal (pre-January 1, 2018)	$3,093	2036 - 2037
Net operating losses, state	$63,519	2036 - 2040
Tax credits, federal	$19,339	2040 - 2044
Tax credits, state	$8,186	Do Not Expire

Under Section 382 of the Internal Revenue Code of 1986, as amended, the ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if the Company has experienced an “ownership change”. This annual limitation may result in the expiration of net operating losses and credits before utilization. As of December 31, 2024, the Company concluded that there were no ownership changes during 2024. The Company’s ability to use its remaining net operating loss carryforwards may be further limited if the Company experiences a Section 382 ownership change as a result of future changes in its stock ownership.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2024	2023
	(In thousands)
Balance at beginning of year	$4,521	$3,141
Additions based on tax positions related to current year	1,414	1,423
Additions based on tax positions related to prior years	422	—
Reductions for tax positions related to prior years	—	(43)
Balance at end of year	$6,357	$4,521

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized as the Company continues to maintain a full valuation allowance against its deferred tax assets. The Company has elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2024 and 2023, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

	December 31,
	2024	2023
Outstanding stock options and restricted stock units	10,608,154	9,431,710
Outstanding Lender Warrant	171,848	—
Total	10,780,002	9,431,710

Note 11. Workforce Reduction

On May 14, 2024, the Company announced cost containment measures, including a committed plan to reduce its workforce (the Workforce Reduction) by approximately 22%. The cost containment measures align with the Company's focus on generating data from its clinical-stage gene therapy programs. The Workforce Reduction was completed as of September 30, 2024. During the year ended December 31, 2024, the Company recognized $1.4 million of aggregate charges, primarily related to employee cash severance and continuing health insurance benefits.

Note 12. Segment Reporting

The Company is a clinical-stage biotechnology company focused on discovering, developing and delivering curative therapies that address the underlying drivers of heart disease and has one operating and reportable segment. The Company’s chief operating decision marker (CODM) is the chief executive officer.

The statement of operations includes research and development expenses, general and administrative costs, interest income, and income taxes; the Company has not generated any revenue. In addition to reviewing the expenses in the Company’s statement of operations, the CODM is regularly provided with operating expenses by function. The CODM does not review assets at a different asset level or category than the amounts disclosed in the Company’s balance sheet. The Company’s long-lived assets are located in the United States.

The following table provides information about the Company’s operating expenses by function and includes a reconciliation to net income.

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development
Clinical	$26,024	$23,426
Manufacturing (pre-commercial)	23,433	30,143
Research	20,858	26,566
Other	16,427	17,903
Total Research and development	86,742	98,038
General and administrative	29,206	33,155
Total operating expenses	115,948	131,193
Loss from operations	(115,948)	(131,193)
Other income, net:
Interest income	4,737	7,056
Other income, net	82	53
Total other income, net	4,819	7,109
Net loss before income tax expense	(111,129)	(124,084)
Income tax expense	—	—
Net loss	$(111,129)	$(124,084)

Note 13. Subsequent Events

Repricing

On January 22, 2025, the Compensation Committee of the Company's Board approved a repricing of certain outstanding vested and unvested stock option awards under the 2016 Plan and 2021 Plan for eligible employees and certain other service providers (the Repricing Participants). The per share exercise price of eligible stock option awards was reduced to $1.21, the closing price of the Company's common stock on January 24, 2025 (the Repricing Effective Date). To receive the benefit of the repricing, Repricing Participants must remain a Service Provider (as such term is defined in the 2016 Plan or 2021 Plan) through the period that begins on the Repricing Effective Date through July 24, 2025 (the Retention Date) and not exercise any of their repriced stock options prior to the Retention Date. Employees who exercise their repriced stock options prior to the Retention Date must pay a premium exercise price that is equal to the exercise price per share of such stock option immediately prior to the Repricing Effective Date. No other changes were made to the terms and conditions of the eligible stock option awards. The stock option repricing impacted 4.1 million stock option awards and affected 89 employees and service providers.

On February 6, 2025, the Company's Board approved an option repricing applicable to Faraz Ali, the Company's Chief Executive Officer, with terms mirroring the aforementioned repricing approved on January 22,

2025, except that for Mr. Ali, the options eligible for repricing were limited to options with exercise prices higher than $5.25 per share. The total number of shares underlying Mr. Ali’s repriced options was 915,875 shares.

CIRM Grant

In February 2025, the Company announced it was awarded an $8 million grant from the California Institute for Regenerative Medicine (CIRM) to support RIDGE-1, the Company's Phase 1b clinical trial of TN-401 gene therapy for the potential treatment of plakophilin 2-associated arrhythmogenic right ventricular cardiomyopathy. The award is payable to the Company upon achievement of milestones to be determined by CIRM in collaboration with the Company. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, the Company will co-fund the research project with CIRM and the amount of the Company’s co-funding requirement is predetermined as a part of the award. The Company expects to begin receiving funds from the grant beginning in the first half of 2025.

Follow-on Offering

On March 5, 2025, the Company completed an underwritten public offering of 75,000,000 units, priced at a public offering price of $0.70 per unit, with each unit consisting of one share of its common stock, a warrant to purchase one share of its common stock at an exercise price of $0.80 per share, which will be immediately exercisable and will expire five years from the date of issuance (a Series A Warrant) and a warrant to purchase one-half of a share of its common stock at an exercise price of $0.70 per share, which will be immediately exercisable and expire on June 30, 2026 (a Series B Warrant), under its registration statement on Form S-3 (File No. 333-266741). The Company received net proceeds of approximately $48.9 million, after deducting underwriting discounts and commissions of approximately $3.2 million and other offering expenses of approximately $0.5 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer, who is our principal executive officer and who is also serving as our interim principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and interim principal financial officer has concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and interim principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and interim principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC on Schedule 14A within 120 days of December 31, 2024, and is incorporated herein by reference.

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

Item 11. Executive Compensation.

Information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC on Schedule 14A within 120 days of December 31, 2024, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC on Schedule 14A within 120 days of December 31, 2024, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC on Schedule 14A within 120 days of December 31, 2024, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC on Schedule 14A within 120 days of December 31, 2024, and is incorporated herein by reference.

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

Item 16. Form 10-K Summary.

None.

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Composite Amended and Restated Certificate of Incorporation of the Tenaya Therapeutics, Inc.	10-Q	001-40656	3.1	8-9-2023
3.2	Amended and Restated Bylaws of Tenaya Therapeutics, Inc.	8-K	001-40656	3.1	3-21-2023
4.1	Specimen common stock certificate of the Registrant.	S-1/A	333-257820	4.2	7-26-2021
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated December 17, 2020.	S-1/A	333-257820	4.1	7-26-2021
4.3*	Description of Securities of the Registrant.
4.4	Warrant to Purchase Stock	10-Q	001-40656	4.1	11-6-2024
4.5	Form of Series A Warrant to Purchase Common Stock	8-K	001-40656	4.1	3-4-2025
4.6	Form of Series B Warrant to Purchase Common Stock	8-K	001-40656	4.2	3-4-2025
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-257820	10.1	7-26-2021
10.2+	Amended and Restated 2016 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-257820	10.2	7-26-2021
10.3+	2021 Equity Incentive Plan and forms of agreements thereunder.	10-K	001-40656	10.2	3-23-2022
10.4+	2021 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	333-257820	10.4	7-26-2021
10.5+	2024 Inducement Equity Incentive Plan and forms of agreement thereunder.	8-K	001-40656	10.1	9-16-2024
10.6+	Employment Letter between the Registrant and Faraz Ali, M.B.A.	S-1/A	333-257820	10.5	7-26-2021
10.7+	Employment Letter between the Registrant and Timothy Hoey, Ph.D.	S-1/A	333-257820	10.6	7-26-2021
10.8+	Employment Letter between the Registrant and Leone D. Patterson, M.B.A.	S-1/A	333-257820	10.7	7-26-2021
10.9+	Employment Letter between the Registrant and Whittemore (Whit) Tingley, M.D., Ph.D.	S-1/A	333-257820	10.8	7-26-2021
10.10+*	Employment Letter between the Registrant and Tomohiro Higa, M.B.A.
10.11+	Executive Change in Control and Severance Plan.	8-K	001-40656	10.1	6-12-2023
10.12+	Executive Incentive Compensation Plan.	S-1/A	333-257820	10.13	7-26-2021
10.13+	Outside Director Compensation Policy.	10-K	001-40656	10.10	3-18-2024
10.14	Lease between HCP Oyster Point III LLC and the Registrant dated as of September 6, 2016.	S-1/A	333-257820	10.10	7-26-2021
10.15	First Amendment to Lease between HCP Oyster Point III LLC and the Registrant dated as of September 6, 2016.	10-Q	001-40656	10.1	8-8-2024
10.16	Lease between Terreno Park Union City LLC and the Registrant dated as of February 12, 2021.	S-1/A	333-257820	10.11	7-26-2021
10.17	Loan and Security Agreement by and between Silicon Valley Bank, a division of First-Citizens Bank & Trust Company and Tenaya Therapeutics, Inc.	10-Q	001-40656	10.1	11-6-2024
10.18	Sales Agreement, dated August 10, 2022, by and between Tenaya Therapeutics, Inc. and SVB Securities LLC	S-3	333-266741	1.2	8-10-2022
19.1*	Insider Trading Policy

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Compensation Recovery Policy.	10-K	001-40656	97	3-18-2024
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

TENAYA THERAPEUTICS, INC.

Date: March 10, 2025	By:	/s/ Faraz Ali, M.B.A.
Faraz Ali, M.B.A.
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Faraz Ali and Tomohiro Higa as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and substitution, for him or her and in his or her name, place, and stead, in any and all capacities (including his or her capacity as a director and/or officer of Tenaya Therapeutics, Inc.) to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they, he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or their, his, or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Faraz Ali, M.B.A.	Chief Executive Officer and Director (Principal Executive Officer and Interim Principal Financial Officer)	March 10, 2025
Faraz Ali, M.B.A.

/s/ Tomohiro Higa, M.B.A.	Senior Vice President, Finance (Interim Principal Accounting Officer)	March 10, 2025
Tomohiro Higa, M.B.A.

/s/ Amy L. Burroughs, M.B.A.	Director	March 10, 2025
Amy L. Burroughs, M.B.A.

/s/ David V. Goeddel, Ph.D.	Director	March 10, 2025
David V. Goeddel, Ph.D.

/s/ June Lee, M.D.	Director	March 10, 2025
June Lee, M.D.

/s/ Karah Parschauer, J.D.	Director	March 10, 2025
Karah Parschauer, J.D.

/s/ Deepak Srivastava, M.D.	Director	March 10, 2025
Deepak Srivastava, M.D.

/s/ Catherine Stehman-Breen, M.D.	Director	March 10, 2025
Catherine Stehman-Breen, M.D.

/s/ Jeffrey T. Walsh, M.B.A.	Director	March 10, 2025
Jeffrey T. Walsh, M.B.A.

/s/ R. Sanders (Sandy) Williams, M.D.	Director	March 10, 2025
R. Sanders (Sandy) Williams, M.D.