Form 10-Q
period 2025-03-31
Tenaya Therapeutics, Inc.
filed 2025-05-07
CIK 1858848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the registrant had 162,666,931 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, investors can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements about:

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TENAYA THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$53,772	$4,323
Short-term investments in marketable securities	34,386	57,123
Prepaid expenses and other current assets	6,327	5,929
Total current assets	94,485	67,375
Property and equipment, net	33,360	35,858
Operating lease right-of-use assets	11,294	11,890
Other noncurrent assets	4,813	4,817
Total assets	$143,952	$119,940
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,064	$5,162
Accrued and other current liabilities	6,294	8,035
Operating lease liabilities, current	2,794	2,778
Total current liabilities	14,152	15,975
Operating lease liabilities, noncurrent	10,117	10,830
Other noncurrent liabilities	287	281
Total liabilities	24,556	27,086
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock	16	8
Additional paid-in capital	660,665	607,229
Accumulated other comprehensive income (loss)	(10)	28
Accumulated deficit	(541,275)	(514,411)
Total stockholders’ equity	119,396	92,854
Total liabilities and stockholders’ equity	$143,952	$119,940

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$21,076	$25,055
General and administrative	6,462	8,707
Total operating expenses	27,538	33,762
Loss from operations	(27,538)	(33,762)
Other income, net:
Interest income	635	1,452
Other income, net	39	82
Total other income, net	674	1,534
Net loss before income tax expense	(26,864)	(32,228)
Income tax expense	—	—
Net loss	(26,864)	(32,228)
Other comprehensive loss:
Net unrealized loss on marketable securities	(38)	(14)
Comprehensive loss	$(26,902)	$(32,242)
Net loss per share, basic and diluted	$(0.24)	$(0.40)
Weighted-average shares used in computing net loss per share, basic and diluted	109,869,278	80,982,326

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2025	86,542,340	$8	$607,229	$28	$(514,411)	$92,854
Issuance of common stock and warrants in follow-on offering, net of issuance costs of $3,699	75,000,000	8	48,793	—	—	48,801
Issuance of common stock upon vesting of restricted stock units	295,191	—	—	—	—	—
Issuance of common stock in connection with at-the market sales, net of issuance costs of $280	822,566	—	912	—	—	912
Stock-based compensation	—	—	3,731	—	—	3,731
Other comprehensive loss	—	—	—	(38)	—	(38)
Net loss	—	—	—		(26,864)	(26,864)
Balance as of March 31, 2025	162,660,097	$16	$660,665	$(10)	$(541,275)	$119,396

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2024	68,330,342	$7	$542,805	$(106)	$(403,282)	$139,424
Issuance of common stock and pre-funded warrants, net of issuance costs of $3,236	8,888,890	1	46,761			46,762
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	246,708	—	11	—	—	11
Issuance of common stock upon exercise of pre-funded warrants	1,051,594	—	1	—	—	1
Stock-based compensation	—	—	4,224	—	—	4,224
Other comprehensive income	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(32,228)	(32,228)
Balance as of March 31, 2024	78,517,534	$8	$593,802	$(120)	$(435,510)	$158,180

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(26,864)	$(32,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,661	2,155
Amortization (accretion) of premium (discount) on marketable securities	31	(74)
Stock-based compensation	3,731	4,224
Non-cash operating lease expense	596	802
Other	168	100
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(460)	447
Other noncurrent assets	4	50
Accounts payable	(379)	1,272
Accrued and other current liabilities	(1,903)	(4,350)
Operating lease liabilities	(697)	(1,058)
Net cash used in operating activities	(23,112)	(28,660)
Cash flows from investing activities:
Purchases of property and equipment	(383)	(564)
Purchases of marketable securities	—	(23,643)
Proceeds from sales of marketable securities	10,958	—
Proceeds from maturities of marketable securities	11,727	19,717
Other	—	1
Net cash provided by investing activities	22,302	(4,489)
Cash flows from financing activities:
Proceeds from issuance of common stock, pre-funded warrants, and warrants in follow-on offering, net of issuance costs	49,345	46,762
Proceeds from exercise of stock options and employee stock purchase plan	—	8
Proceeds from exercise of prefunded warrants	—	1
Proceeds from at-the-market sales, net of issuance costs	914	—
Net cash provided by financing activities	50,259	46,771
Net change in cash, cash equivalents and restricted cash	49,449	13,622
Cash and cash equivalents and restricted cash at beginning of period	4,742	46,363
Cash and cash equivalents and restricted cash at end of period	$54,191	$59,985
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$53,772	$59,303
Restricted cash included in other noncurrent assets	419	682
Cash, cash equivalents and restricted cash	$54,191	$59,985
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued and other current liabilities	$138	$7
Offering costs related to follow-on offering and at-the market-sales included in accounts payable and accrued expenses and other current liabilities	$546	$—
Non-cash exercise of stock options	$—	$3

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

Liquidity

The Company has incurred net losses since inception and expects such losses to continue in the future as it conducts research and development activities. As of March 31, 2025, the Company had an accumulated deficit of $541.3 million. The Company incurred a net loss of $26.9 million and $32.2 million during the three months ended March 31, 2025 and 2024, respectively. The Company had $88.2 million of cash, cash equivalents and investments in marketable securities as of March 31, 2025.

On March 5, 2025, the Company completed an underwritten offering of its common stock and accompanying warrants. The Company received net proceeds of approximately $48.8 million, after deducting underwriting discounts and commissions of approximately $3.2 million and other offering expenses of approximately $0.5 million. See Note 7, Stockholders' Equity, for further details.

On August 6, 2024, the Company entered into a Loan Agreement with Silicon Valley Bank (SVB), a division of First-Citizens Bank & Trust Company (the Loan Agreement). As of the filing date of this periodic report, under the Loan Agreement, the Company has the right to draw down $22.5 million at its discretion, up to an additional $2.5 million upon the satisfaction of certain milestones and up to an additional $20.0 million that may be available at SVB's discretion, subject to specified conditions. See Note 6, Term Loan, for further details.

Management recognizes the need to raise additional capital to fully implement its business plan. The Company may seek to raise capital through equity financings, debt financings, license agreements, collaborative agreements or other sources of financing. In March 2025, the Company announced cost containment measures, including a committed plan to reduce its workforce (the 2025 Workforce Reduction), in alignment with its focus on generating data from the ongoing clinical trials of TN-201 and TN-401. See Note 11, Workforce Reduction, for further details. Management believes that savings from these measures, combined with existing cash, cash equivalents and short-term investments as of March 31, 2025, along with the $22.5 million of funds available under its Loan Agreement with SVB, will be sufficient to fund the Company’s operations for at least the next twelve months following the date these condensed financial statements are filed with the Securities and Exchange Commission (SEC).

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

The interim condensed balance sheet as of March 31, 2025, the interim condensed statements of operations and comprehensive loss, stockholders’ equity and cash flows for the three months ended March 31, 2025 and 2024 are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and reflect all adjustments that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The condensed results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed balance sheet as of December 31, 2024, included herein was derived from the audited financial statements as of that date. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025.

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

Significant Accounting Policies

There have been no material revisions to the Company’s significant accounting policies described in Note 2, Summary of Significant Accounting Policies, to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

CIRM Grant

In February 2025, the Company announced it was awarded an $8 million grant from the California Institute for Regenerative Medicine (CIRM) to support the clinical trial of TN-401. The award is payable to the Company upon achievement of certain clinical milestones. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, the Company will co-fund the research project with CIRM and the amount of the Company's co-funding requirement is predetermined as a part of the award. In April 2025, the Company received $0.6 million from CIRM in connection with the grant. The Company will account for the grant under Accounting Standards Codification (ASC) 450-30, Gain Contingencies, and will record the funds against the research and development expenses as it receives them.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses (ASU 2024-03), which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the financial statements. The amendments in this ASU will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of this standard on its financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is evaluating the impact of this standard on its financial statements and related disclosures.

3.
Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2025	2024
	(In thousands)
Leasehold improvements	$26,221	$26,159
Laboratory equipment	19,680	19,770
Manufacturing equipment	19,756	17,738
Construction in progress	—	1,915
Computer equipment and software	1,752	1,664
Furniture and fixtures	902	902
Total property and equipment	$68,311	$68,148
Less: accumulated depreciation and amortization	(34,951)	(32,290)
Total property and equipment, net	$33,360	$35,858

Depreciation and amortization expense for the three months ended March 31, 2025 and 2024 was $2.7 million and $2.2 million, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	March 31,	December 31,
	2025	2024
	(In thousands)
Accrued compensation and related expenses	$3,475	$5,595
Accrued research and development expenses	1,619	1,446
Accrued taxes	422	348
Accrued professional services	428	432
Other current liabilities	350	214
Total accrued and other current liabilities	$6,294	$8,035

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2025	2024
	(In thousands)
Prepaid expenses	$5,098	$5,087
Other current assets	1,229	842
Total prepaid expenses and other current assets	$6,327	$5,929

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

Information related to operating lease activity during the three months ended March 31, 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Operating lease cost	$889	$1,075
Variable lease cost	368	367
Total lease cost	$1,257	$1,442

Cash paid for amounts included in the measurement of lease liabilities	$989	$1,332

As of March 31, 2025, the Company’s operating leases had a weighted average remaining lease term of 4.6 years and a weighted average discount rate of 9.0%. As of December 31, 2024, the Company’s operating leases had a weighted average remaining lease term of 4.8 years and a weighted average discount rate of 8.9%. Future minimum lease payments under the Company’s operating leases as of March 31, 2025 were as follows:

Amount
(In thousands)
2025 (nine months remaining)	$2,872
2026	3,864
2027	3,775
2028	1,471
2029	1,515
Thereafter	2,491
Total undiscounted future minimum lease payments	$15,988
Imputed interest	(3,077)
Total operating lease liabilities	$12,911

Purchase Commitments

The Company enters into contractual agreements with various suppliers in the normal course of its business, including vendors that provide machinery and equipment. All contracts are terminable, with varying provisions regarding termination. In general, if a contract with a specific vendor were to be terminated, the Company would only be obligated for the products or services that the Company had received up to the time of termination.

Indemnification

From time to time, the Company may become involved in litigation and other legal actions. The Company estimates the range of liability related to any pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. The Company was not involved in any material litigation as of March 31, 2025 and December 31, 2024.

In the normal course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amounts of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with its directors and certain officers that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of March 31, 2025 and December 31, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and, consequently, has not recorded any related liabilities.

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

Total shares reserved and available for grant under the Inducement Plan as of March 31, 2025, are 1,188,000.

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

The total number of shares reserved and available for grant under the 2021 Plan as of March 31, 2025 is 2,149,004.

Repricing

On January 22, 2025, the Compensation Committee of the Company's Board approved a repricing of certain outstanding vested and unvested stock option awards under the 2016 Plan and 2021 Plan for eligible employees and certain other service providers (the Repricing Participants). The per share exercise price of eligible stock option awards was reduced to $1.21, the closing price of the Company's common stock on January 24, 2025 (the Repricing Effective Date). To receive the benefit of the repricing, Repricing Participants must remain a Service Provider (as such term is defined in the 2016 Plan or 2021 Plan) through the period (the Retention Period) that begins on the Repricing Effective Date through the earlier of July 24, 2025 or a change in control (the earlier of such dates, the Retention Date) and not exercise any of their repriced stock options prior to the Retention Date. Option holders who exercise their repriced stock options prior to the Retention Date must pay the original exercise price per share of such repriced options. No other changes were made to the terms and conditions of the eligible stock option awards. The stock option repricing impacted 4.1 million stock option awards and affected 89 employees and service providers.

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

The repricing resulted in a total incremental stock-based compensation expense of $1.3 million, which was calculated using the Black-Scholes option pricing model, of which $1.0 million is associated with vested repriced options as of the Retention Date and will be recognized on a straight-line basis over the Retention Period. The remaining $0.3 million of the incremental stock-based compensation expense is associated with unvested repriced options beyond the Retention Period and will be recognized on a straight-line basis over the remaining original vesting periods. For the three months ended March 31, 2025, the Company recognized $0.4 million of incremental stock-based compensation expense.

Stock Option Activity

The following table summarizes stock option activity:

	Shares	Weighted Average Exercise Price
		(in dollars)
Outstanding as of December 31, 2024	9,253,976	$6.51
Granted	2,280,125	$1.15
Exercised	—	$—
Cancelled	(388,568)	$4.69
Outstanding as of March 31, 2025	11,145,533	$5.48

Since the reporting period covered by the table above is before the aforementioned Retention Date and any employees who exercised their repriced stock options during the reporting period would have to pay the original exercise price, the weighted average exercise price in the table above does not include the effect of repricing.

Stock option awards granted to employees generally vest over a four-year period. The contractual term of stock option awards is generally 10 years from the grant date.

Stock Option Valuation

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended March 31,
	2025	2024
Expected term (in years)	6.0	6.0-6.1
Expected volatility	91%	93%
Risk-free interest rate	4.3%-4.5%	3.9% – 4.3%
Expected dividend yield	—%	—%

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

	Shares	Weighted Average Grant Date Fair Value per Share
		(in dollars)
Unvested as of December 31, 2024	1,354,178	$4.14
Granted	1,466,353	$1.18
Vested	(295,191)	$3.79
Forfeited	(253,827)	$2.78
Unvested as of March 31, 2025	2,271,513	$2.43

2021 Employee Stock Purchase Plan

Under the Company's 2021 Employee Stock Purchase Plan (the ESPP), the Company initially reserved 800,000 shares for future issuance. The number of shares of common stock available for issuance under the ESPP automatically increases on the first day of each fiscal year for a period of ten years beginning with 2022 in an amount equal to the lesser of: 800,000 shares; 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding year; or such other amount as the Board may determine. As of March 31, 2025, 2,465,077 shares were reserved for future issuance under the ESPP. Under the Company’s ESPP, employees are generally eligible to participate and can purchase shares on each purchase date established semi-annually through payroll deductions at the lower of 85% of the fair market value of the Company’s stock at the commencement of the offering period or each purchase date of the offering period. Each offering period spans 6 months. The ESPP permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation, up to an annual limit of $25,000 per the Internal Revenue Service. For the three months ended March 31, 2025 and 2024, the stock-based compensation expense for ESPP was not material.

Stock-Based Compensation

The following table summarizes stock-based compensation recognized in the Company’s condensed statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2025	2024
Research and development	$2,047	$1,989
General and administrative	1,684	2,235
Total stock-based compensation	$3,731	$4,224

6.
Term Loan

Loan Agreement

On August 6, 2024, the Company entered into the Loan Agreement with SVB. Pursuant to the terms of the Loan Agreement, term loans in an aggregate principal amount of up to $45.0 million may be made under multiple tranches. The tranches can be drawn as follows: the first tranche of up to $15.0 million became available on the closing date and is available for draw down through June 30, 2025; the second tranche of $5.0 million and the third tranche of $2.5 million became available in October 2024 and December 2024, respectively, upon the achievement of certain clinical milestones and are available for draw down through December 31, 2025; the fourth tranche of $2.5 million is subject to the achievement of a clinical milestone or satisfaction of certain capitalization requirements, and if achieved, would be available for draw down through December 31, 2025; and the final tranche of $20.0 million would be available for draw down through July 31, 2026, on such terms as may be agreed by the parties and subject to approval by SVB's credit committee and subject to SVB's discretion. With the exception of the final tranche, and subject to achievement of the applicable milestones and other requirements with respect to each tranche, draw downs are at the Company's election. As of March 31, 2025, the Company has not drawn any funds under the Loan Agreement.

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

“At-the-Market” Equity Offering

On August 10, 2022, the Company entered into a sales agreement (the Sales Agreement) with Leerink Partners LLC to establish an “at-the-market” (ATM) offering defined in Rule 415 under the Securities Act. Pursuant to the Sales Agreement, the Company is permitted to offer and sell, from time to time, shares of its common stock having a maximum aggregate offering price of up to $75.0 million. In January 2025, the Company sold 822,566 shares of our common stock under the ATM offering for net proceeds of $0.9 million, after deducting commissions and offering costs of $0.3 million. As of March 31, 2025, the Company may issue and sell up to approximately $69.8 million of common stock under the ATM offering.

Follow-On Offering

On March 5, 2025, the Company completed an underwritten public offering of 75,000,000 units, priced at a public offering price of $0.70 per unit, with each unit consisting of one share of its common stock, a warrant to purchase one share of its common stock at an exercise price of $0.80 per share, which will be immediately exercisable and will expire five years from the date of issuance (a Series A Warrant) and a warrant to purchase one-half of a share of its common stock at an exercise price of $0.70 per share, which will be immediately exercisable and expire on June 30, 2026 (a Series B Warrant), under its registration statement on Form S-3 (File No. 333-266741). The Company received net proceeds of approximately $48.8 million, after deducting underwriting discounts and commissions of approximately $3.2 million and other offering expenses of approximately $0.5 million.

The Company analyzed the Series A and Series B Warrants under ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity, and concluded that the Series A and Series B Warrants are not liabilities, are indexed to its own stock and meet all other conditions for equity classification. Accordingly, the Company has classified the Series A and Series B Warrants as permanent equity.

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

As of March 31, 2025, total shares of common stock reserved for issuance, on an as-if converted basis, are as follows:

March 31, 2025
Outstanding stock options and awards	13,417,046
Outstanding Lender Warrant	171,848
Outstanding Series A and Series B Warrants	112,500,000
Shares available for further issuance under the 2024 Inducement Equity Incentive Plan	1,188,000
Shares available for further issuance under the 2021 Equity Incentive Plan	2,149,004
Shares available for further issuance under the 2021 Employee Stock Purchase Plan	2,465,077
Total	131,890,975

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

		March 31, 2025
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	50,488	—	—	50,488
Marketable securities:
U.S. treasuries	Level 1	32,398	2	(12)	32,388
Government agencies bonds	Level 2	1,998	—	—	1,998
Total financial assets		$84,884	$2	$(12)	$84,874

		December 31, 2024
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	1,289	—	—	1,289
Marketable securities:
U.S. treasuries	Level 1	49,135	28	(12)	49,151
Commercial paper	Level 2	3,974	3	—	3,977
Government agencies bonds	Level 2	3,987	8	—	3,995
Total financial assets		$58,385	$39	$(12)	$58,412

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

As of March 31, 2025, the fair value of available-for-sale marketable securities was $34.4 million, all of which had remaining maturities of less than one year.

The Company's financial liability measured at fair value on a recurring basis consists of the Remaining Lender Warrant issued in connection with the Loan Agreement (see Note 6, Term Loan). The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company utilized the Black-Scholes option valuation model to fair value the warrant liability. The fair value is estimated using the Black-Scholes option-pricing model and adjusted for the likelihood of draw downs. The expected term is based on the remaining contractual term of the warrant. The Company estimates its expected stock volatility based on the historical volatility of a set of peer companies, which are publicly traded, and expects to continue to do so until it has adequate historical data regarding the volatility of its own publicly-traded stock price. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the expected term of the Lender Warrant. The Company uses an expected dividend yield of zero based on the fact that the Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future. The warrant liability is subject to re-measurement at each balance sheet date, and any change in fair value is recognized as a gain or loss in our statement of operations and comprehensive loss. During the three months ended March 31, 2025, the fair value of the warrant liability and its change were not material.

The carrying amount of the Company’s remaining financial assets and liabilities, which include cash, receivables and payables, approximate their fair values due to their short-term nature.

9.
Income Taxes

For the three months ended March 31, 2025 and 2024, the Company did not record any income tax expense or benefit. The Company has recorded a full valuation allowance against its U.S. federal and state deferred tax assets as the Company believes it is more likely than not that the benefit will not be realized.

10.
Net Loss Per Share

Basic and diluted loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. The following potentially dilutive securities were not included in the calculation of diluted net loss per share as of the periods presented because the effect would have been anti-dilutive:

	March 31,	March 31,
	2025	2024
Outstanding stock options and restricted stock units	13,417,046	12,519,772
Outstanding Lender Warrant	171,848	—
Outstanding Series A and B Warrants	112,500,000	—
Total	126,088,894	12,519,772

11.
Workforce Reduction

In March 2025, the Company announced cost containment measures, including a committed plan to reduce its workforce (the 2025 Workforce Reduction), in alignment with the Company's focus on generating data from the ongoing MyPEAKTM-1 and RIDGETM-1 clinical trials of TN-201 and TN-401, respectively. In connection with the 2025 Workforce Reduction, the Company estimated that it would incur approximately $1.6 million to $2.7 million of aggregate charges, primarily related to employee cash severance and continuing health benefits. During the three months ended March 31, 2025, the Company recognized $1.0 million of the total estimated charges. The Company expects to recognize substantially all of the remaining charges by the end of the third quarter of 2025.

On May 14, 2024, the Company announced cost containment measures, including a committed plan to reduce its workforce (the 2024 Workforce Reduction) by approximately 22%. The cost containment measures align with the Company's focus on generating data from its clinical-stage gene therapy programs. The 2024 Workforce Reduction was completed as of September 30, 2024. During the year ended December 31, 2024, the Company recognized $1.4 million of aggregate charges, primarily related to employee cash severance and continuing health insurance benefits.

12.
Segment Reporting

The Company is a clinical-stage biotechnology company focused on discovering, developing and delivering curative therapies that address the underlying drivers of heart disease and has one operating and reportable segment. The Company’s chief operating decision maker (CODM) is the chief executive officer.

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

The following table provides information about the Company’s operating expenses by function and includes a reconciliation to net loss.

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development
Clinical	$5,947	$7,798
Manufacturing (pre-commercial)	5,447	6,476
Research	5,919	6,344
Other	3,763	4,437
Total Research and development	21,076	$25,055
General and administrative	6,462	8,707
Total operating expenses	27,538	33,762
Loss from operations	(27,538)	(33,762)
Other income, net:
Interest income	635	1,452
Other income, net	39	82
Total other income, net	674	1,534
Net loss before income tax expense	(26,864)	(32,228)
Income tax expense	—	—
Net loss	$(26,864)	$(32,228)

13.
Subsequent Events

On April 15, 2025, the Company received a letter from the Listing Qualifications Staff (the Staff) of The Nasdaq Stock Market LLC (Nasdaq) indicating that, based upon the closing bid price of shares of the Company’s common stock for the 30 consecutive business day period between March 3, 2025, through April 12, 2025, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until October 13, 2025 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

The letter has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on Nasdaq, subject to the Company’s compliance with the other listing requirements of Nasdaq.

The Company intends to actively monitor the closing bid price of its shares of common stock during the Compliance Period and may, if appropriate, evaluate available options to resolve the deficiency and regain compliance with the minimum bid price requirement. While the Company is exercising diligent efforts to maintain the listing of its common stock on the Nasdaq Global Select Market, there can be no assurance that the Company will be able to regain or maintain compliance with the minimum bid price requirement or any other Nasdaq listing standard.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2025, or Annual Report.

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

In March 2025, we announced cost containment measures, including a committed plan to reduce our workforce (the 2025 Workforce Reduction), in alignment with our focus on generating data from the ongoing MyPEAKTM-1 and RIDGETM-1 clinical trials of TN-201 and TN-401, respectively. Savings from these measures, combined with proceeds from our follow-on offering completed in March 2025 and cash, cash equivalents and short-term investments, are expected to extend our cash runway past key data junctures for each program and into the second half of 2026.

TN-201 is our potential first-in-class and best-in-class gene therapy for adults and children with HCM due to MYBPC3 gene mutations. These mutations result in a deficiency of myosin binding protein (MyBP-C), which in turn can cause the heart walls of affected individuals to become significantly thickened, leading to fibrosis, abnormal heart rhythms, cardiac dysfunction, heart failure and death. HCM is a chronic, progressive condition and those diagnosed with the disease often experience significant impairment in overall quality of life and may be at higher risk for serious complications and co-morbidities. TN-201 utilizes a recombinant adeno-associated virus serotype 9 (AAV9) capsid and is designed to deliver a working MYBPC3 gene to specific cells of the heart in order to produce MyBP-C and thereby potentially slow or even reverse the course of MYBPC3-associated HCM following a single infusion.

MyPEAK-1 is our Phase 1b/2 multi-center, open-label clinical trial, designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-201. We have completed Cohort 1 dosing at the 3E13 vg/kg dose with no unexpected events or toxicities associated with TN-201 observed. Following review of safety data from the first three MyPEAK-1 patients by an independent data safety monitoring board (DSMB), the DSMB endorsed our plan to escalate to the 6E13 vg/kg dose, per protocol and broaden eligibility criteria. In December, we dosed the first patient in the sentinel phase of Cohort 2 at the 6E13 vg/kg dose and we remain on track to complete Cohort 2 enrollment in the first half of 2025. We plan to present initial Cohort 2 data, along with an update on Cohort 1 patients, in the second half of 2025.

In December 2024, we announced early but encouraging initial interim safety and biopsy data from Cohort 1 of MyPEAK-1, and in March 2025, we presented data from Cohort 1 in a Late-Breaker presentation at the 2025 American College of Cardiology Scientific (ACC) Sessions. Interim data presented at ACC included results from serial biopsies taken at two time points for all three patients and assessments of the first two patients at Week 52 and Patient 3 at Week 26. TN-201 has been generally well tolerated at the 3E13 vg/kg dose, and treatment-emergent adverse events (AEs) were primarily mild, manageable and/or reversible. Biopsy data indicated robust transduction as evidenced by the sustained presence of TN-201 DNA in the heart (0.8 to 1.4 vg/dg) at post-dose and week 52 for Patients 1 and 2 and baseline to Week 26 for Patient 3. TN-201 RNA expression was present at post-dose biopsies conducted in the first two patients at Week 8 and increased as much as 13-fold from Week 8 to Week 52 post-dose. MyBP-C protein levels increased from 56 to 59% and from 62 to 64% of normal between Week 8 and Week 52 for Patients 1 and 2, respectively. This increase, combined with the increase observed in TN-201 mRNA expression, suggests that TN-201 gene therapy is successfully being transcribed and expressed after reaching target cells.

Promising early signals of TN-201’s clinical impact suggesting clinical improvement or stability were observed across multiple parameters measured. Cardiac troponin, a biomarker of myocardial injury, was elevated in Cohort 1 patients at baseline and decreased by more than 60% in two patients, whose levels are now normal or near normal. NT-proBNP, a biomarker of cardiac strain, increased and remained elevated while patients were on immunosuppression, but returned to baseline as immunosuppressive drugs were discontinued. Two of three patients experienced improvements in one or more measures of hypertrophy, or enlargement of the heart, while other assessments remained stable. All Cohort 1 patients with objectively severe disease at baseline and mild-to moderate heart failure symptoms that interfered in activities of daily living experienced improvements in New York Heart Association classification and achieved Class 1, indicating no limitations to physical activities due to symptoms of heart failure.

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

The U.S. Food and Drug Administration (FDA) has granted TN-201 Fast Track, Orphan Drug and Rare Pediatric Drug Designations. TN-201 has also received orphan medicinal product designation from the European Commission.

TN-401 is our AAV9-based gene therapy for the treatment of ARVC due to disease-causing variants in the PKP2 gene. ARVC, also known as arrhythmogenic cardiomyopathy, or ACM, is a chronic, progressive disease characterized by frequent, severe, and potentially life-threatening ventricular arrhythmias. The disease is associated with adverse heart remodeling, fibrosis, cardiac dysfunction, significant impairment to patients’ overall quality of life, as well as an elevated risk of sudden cardiac death. PKP2 mutations are the most common genetic cause of ARVC and result in insufficient expression of a protein needed for proper functioning of the desmosomal complex that maintains physical connections and electrical signaling between heart muscle cells. TN-401 utilizes a recombinant AAV9 capsid and is designed to deliver a working PKP2 gene to specific cells of the heart in order to produce plakophilin protein and thereby potentially slow or even reverse the course of PKP2-associated ARVC following a single infusion.

We dosed the initial patient in RIDGE-1, our Phase 1b multi-center, open-label clinical trial, designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-401 in November 2024. We have activated multiple clinical trial sites at leading cardiology centers in the U.S. with ARVC expertise and intend to expand enrollment of RIDGE-1 to the United Kingdom. We expect to complete enrollment of the first cohort of patients at the 3E13 vg/kg dose in the first half of 2025. An independent safety review will then inform plans for dose escalation to 6E13 vg/kg and/or enrollment of additional patients in the first cohort. Initial clinical data from the first cohort of patients is expected in the second half of 2025. In February 2025, we were awarded a Clinical Grant (Clin2) of $8.0 million from the California Institute for Regenerative Medicine (CIRM), a state of California

Agency that funds regenerative medicine, stem cell, and gene therapy research. Proceeds from the grant will help fund clinical trial costs for our ongoing Phase 1b RIDGE-1 clinical trial of TN-401 gene therapy.

In support of our development efforts for TN-401, we initiated RIDGE, a global noninterventional study to collect natural history and seroprevalence to AAV9 antibodies data among ARVC patients who carry pathogenic or likely pathogenic PKP2 gene mutations. Interim data from RIDGE, believed to be the largest natural history study of adults with PKP2-associated ARVC was presented at Heart Rhythm Society’s annual Heart Rhythm meeting in April 2025. Adults with PKP2-associated ARVC experience a high burden of arrhythmias despite treatments with anti-arrhythmic medications, beta blockers and the anti-arrhythmic flecainide, as well as surgical interventions such as ablation and ICD placement. Further, current treatments appeared to do little to halt or prevent progressive structural changes to the heart that occur as a result of PKP2 mutations. A large majority of adults with PKP2-associated ARVC would be eligible to participate in our ongoing Phase 1b RIDGE-1 clinical trial of TN-401 gene therapy based on low levels of antibodies to AAV9.

TN-401 has received Orphan Drug and Fast Track designation from the FDA and orphan medicinal product designation from the EC

TN-301 is our small molecule inhibitor of histone deacetylase-6 (HDAC6), initially being developed for the potential treatment of HFpEF. HDAC6 is a cytoplasmic enzyme known to regulate diverse cellular processes. TN-301’s multi-modal mechanism addresses diverse pathological processes and has shown direct and systemic benefits in in vitro and in vivo studies of HFpEF. HFpEF is characterized by a stiffening of the heart muscle resulting in an inability for the left ventricle to relax and fill with oxygenated blood sufficient to meet the body’s needs. The pathophysiology of HFpEF is complex and is driven by metabolic dysfunction or oxidative stress and inflammation, with diverse conditions serving as risk factors for disease, including obesity, diabetes, aging, kidney disease and hypertension. Although HFpEF accounts for approximately half of all heart failures, there are few proven treatment options.

We shared positive data from our Phase 1 clinical trial of TN-301 in healthy participants at the 2023 Heart Failure Society of America Annual Scientific Meeting. TN-301 was generally well tolerated across the broad range of doses studied. Pharmacokinetic results showed overall dose proportionality with a half-life supportive of once-daily dosing. Increasing doses and exposures with TN-301 correlated with increased pharmacodynamic effects. There were no changes in histone acetylation with TN-301 underscoring the selectivity of TN-301 for HDAC6 and potentially reducing the risk of off target effects. In comparative studies, selective HDAC6 inhibition as a single agent has been shown to have similar efficacy to empagliflozin, a sodium-glucose cotransporter-2 (SGLT2) inhibitor which is approved for the treatment of HFpEF and co-administration of our HDAC6 inhibition with a SGLT2 inhibitor in a HFpEF mouse model demonstrated additive benefit. Taken together, these data support continued development of TN-301 as a potential treatment for patients with HFpEF and other severe diseases - including those outside of cardiology- in which inflammation, fibrosis and metabolic dysregulation may be implicated, and based on TN-301’s multi-modal mechanism of action, TN-301 may have future potential in a number of related cardiometabolic conditions. We believe late-stage clinical development of TN-301 is best suited for development by or with a well-resourced partner.

In addition to our lead product candidates, we have multiple early-stage programs using various therapeutic approaches, including gene addition, gene editing, gene silencing, and cellular regeneration to address other forms of rare and/or prevalent heart disease.

Early on in our company history, we invested in differentiated capabilities to enable modality agnostic target identification and validation, anchored in human genetics and the use of human disease models. That proprietary expertise has directly informed the design, optimization and production of our pipeline. To support our initial focus on gene therapy candidates, we internalized expertise in capsid engineering, novel promoter constructs and manufacturing anchored on the use of AAVs as the method of delivery to the heart with the aim of increasing the safety and efficacy of our product candidates and accelerating early-stage discovery and preclinical optimization across modalities.

For the production of our lead gene therapy candidates, we maintained complete ownership of process development, analytical development, and quality control and have already produced all necessary clinical trial material needed for our ongoing clinical trials at our Good Manufacturing Practice (cGMP)-certified Genetic Medicines Manufacturing Center in Union City, California.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024:

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,		$	%
(in thousands, except percentages)	2025	2024	Change	Change
Operating expenses:
Research and development	$21,076	$25,055	$(3,979)	(16%)
General and administrative	6,462	8,707	(2,245)	(26%)
Total operating expenses	27,538	33,762	(6,224)	(18%)
Loss from operations	(27,538)	(33,762)	6,224	(18%)
Other income, net:
Interest income	635	1,452	(817)	(56%)
Other expense, net	39	82	(43)	(52%)
Total other income, net	674	1,534	(860)	(56%)
Net loss	$(26,864)	$(32,228)	$5,364	(17%)

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

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended March 31,		$	%
(in thousands, except percentages)	2025	2024	Change	Change
Clinical	$5,947	$7,798	$(1,851)	(24%)
Manufacturing (pre-commercial)	5,447	$6,476	(1,029)	(16%)
Research	5,919	$6,344	(425)	(7%)
Other	3,763	$4,437	(674)	(15%)
Total research and development expenses	$21,076	$25,055	$(3,979)	(16%)

Research and development expenses were $21.1 million and $25.1 million for the three months ended March 31, 2025 and 2024, respectively. The year-over-year decrease of $4.0 million, or 16%, was primarily due to:

•
a decrease of $1.9 million in clinical trial related costs primarily driven by a decrease in clinical support costs, including clinical supply chain services and regulatory consulting fees.
•
a decrease of $1.0 million in manufacturing costs reflecting lower employee-related costs driven by our workforce reduction initiated in May 2024 (the 2024 Workforce Reduction), lower costs of supplies and materials and lower facility management fees; and
•
a decrease of $0.7 million in other research and development costs reflecting lower employee-related costs driven by the 2024 Workforce Reduction.

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

General and administrative expenses were $6.5 million and $8.7 million for the three months ended March 31, 2025 and 2024, respectively. The year-over-year decrease of $2.2 million, or 26%, was primarily due to decreases in employee-related costs driven by the 2024 Workforce Reduction and lower professional fees.

Interest Income

Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. The interest income was $0.6 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively. The year-over-year decrease of $0.8 million was primarily due to lower cash, cash equivalents and investment balances.

Net Loss

Net loss for the three months ended March 31, 2025, was $26.9 million, compared to a net loss of $32.2 million for the three months ended March 31, 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and we have incurred significant net losses and negative cash flows from operations. From our inception through March 31, 2025, we have funded our operations primarily from the sale and issuance of our equity securities. As of March 31, 2025, we had cash, cash equivalents and investments in marketable securities of $88.2 million and an accumulated deficit of $541.3 million.

CIRM Grant

In February 2025, we announced we were awarded an $8 million grant from the CIRM to support RIDGE-1. The award is payable to us upon achievement of certain clinical milestones. Additionally, if CIRM determines, in its sole discretion, that we have not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, we will co-fund the research project with CIRM and the amount of our co-funding requirement is predetermined as a part of the award. In April 2025, the Company received $0.6 million from CIRM in connection with the grant.

Loan Agreement

On August 6, 2024, we entered into a Loan Agreement with Silicon Valley Bank (SVB). As of March 31, 2025, under the Loan Agreement, we have the right to draw down $22.5 million at our discretion, up to an additional $2.5 million upon the satisfaction of a clinical milestone or the receipt of specified proceeds from equity financings and other qualified funding, and up to an additional $20.0 million that may be available at SVB’s discretion, subject to specified conditions.

Follow-on Offering

On March 5, 2025, we completed an underwritten offering of 75,000,000 units, priced at a public offering price of $0.70 per unit, with each unit consisting of one share of our common stock, a warrant to purchase one share of our common stock at an exercise price of $0.80 per share, which will be immediately exercisable and will expire five years from the date of issuance (a Series A Warrant) and a warrant to purchase one-half of a share of our common stock at an exercise price of $0.70 per share, which will be immediately exercisable and expire on June 30, 2026 (a Series B Warrant), under our registration statement on Form S-3 (File No. 333-266741). We received net proceeds of approximately $48.8 million, after deducting underwriting discounts and commissions of approximately $3.2 million and other offering expenses of approximately $0.5 million.

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

“At-the-Market” Equity Offering

On August 10, 2022, we entered into a sales agreement (the Sales Agreement) with Leerink Partners LLC to establish an “at-the-market” (ATM) offering defined in Rule 415 under the Securities Act. Pursuant to the Sales Agreement, the Company is permitted to offer and sell, from time to time, shares of its common stock having a maximum aggregate offering price of up to $75.0 million. In January 2025, we sold 822,566 shares of our common stock under the ATM offering for net proceeds of $0.9 million, after deducting commissions and offering costs of $0.3 million. As of March 31, 2025, the Company may issue and sell up to approximately $69.8 million of common stock under the ATM offering.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net cash provided by (used in):
Operating activities	$(23,112)	$(28,660)
Investing activities	22,302	(4,489)
Financing activities	50,259	46,771
Net change in cash, cash equivalents and restricted cash	$49,449	$13,622

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $23.1 million, which consisted primarily of a net loss of $26.9 million and a net change in operating assets and liabilities of $3.4 million, partially offset by $6.9 million in non-cash charges. The change in net operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses and other current liabilities of $2.3 million and a decrease in operating lease liabilities of $0.7 million, an increase of prepaid expenses and other current assets of $0.5 million. Cash flows from operations are generally impacted by the timing of payments to vendors and vendor payment terms. The non-cash charges primarily consisted of stock-based compensation of $3.7 million and depreciation and amortization of $2.7 million.

Net cash used in operating activities for the three months ended March 31, 2024 was $28.7 million, which consisted primarily of a net loss of $26.9 million and a net change in operating assets and liabilities of $3.6 million, partially offset by $6.9 million in non-cash charges. The change in net operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses and other current liabilities of $3.1 million and a decrease in operating lease liabilities of $1.1 million, partially offset by a decrease of prepaid expenses and other current assets of $0.4 million. Cash flows from operations are generally impacted by the timing of payments to vendors and vendor payment terms. The non-cash charges primarily consisted of stock-based compensation of $4.2 million and depreciation and amortization of $2.2 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2025 was $22.2 million, which consisted primarily of proceeds from maturities of marketable securities of $11.7 million and sales of marketable securities of $11.0 million.

Net cash used in investing activities for the three months ended March 31, 2024 was $4.5 million, which consisted primarily of purchases of marketable securities of $23.6 million, partially offset by proceeds from maturities of marketable securities of $19.7 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was $50.3 million, which primarily consisted of net proceeds from our March 2025 follow-on offering of $49.3 million.

Net cash provided by financing activities for the three months ended March 31, 2024 was $46.8 million, which primarily consisted of net proceeds from the follow-on offering of $46.8 million.

Contractual Obligations and Other Commitments

There have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2025.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our unaudited interim condensed financial statements for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition of results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
If we do not regain compliance with or continue to satisfy the Nasdaq continued listing requirements, our common stock could be delisted from Nasdaq. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

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

We have not yet demonstrated our ability to successfully complete any late-stage clinical trials, obtain marketing approvals, manufacture a late stage clinical- or commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for investors to accurately predict our likelihood of success and viability than it would be if we had a longer operating history.

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

We have incurred significant net losses since our inception, have not generated any product revenue to date and have financed our operations principally through issuances of our stock. As of March 31, 2025, we had an accumulated deficit of $541.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs, manufacturing activities and from general and administrative costs associated with our operations. Our product candidates will require substantial additional development time and resources before we will be able to apply for regulatory approvals and, if approved, begin generating revenue from product sales. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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
•
successful outputs from our capsid engineering and promoter and regulatory elements efforts;
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

On March 27, 2025, in alignment with our focus on generating data from the ongoing MyPEAK-1 and RIDGE-1 clinical trials of TN-201 and TN-401, respectively, we announced cost containment measures, including the 2025 Workforce Reduction. We expect to incur approximately $1.6 to $2.7 million of aggregate charges, primarily related to employee cash severance and continuing health benefits. During the three months ended March 31, 2025, we recognized $1.0 million of the total estimated charges. We expect to recognize substantially all of the remaining charges by the end of the third quarter of 2025.

Our cost containment initiative, including the 2025 Workforce Reduction, may be disruptive to our operations. For example, the 2025 Workforce Reduction could yield unanticipated consequences, such as attrition beyond planned staff reductions, the loss of institutional knowledge and expertise, increased difficulties in our day-to-day operations, reduced employee morale and diversion of our management and employee attention from other business priorities. The 2025 Workforce Reduction could also harm our ability to attract and retain qualified personnel who are critical to our business, make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel. We also may be required to take additional cost-saving measures in the future, including those involving personnel, and we may incur severance and other related costs.

If we experience excessive unanticipated inefficiencies or incremental costs in connection with the 2025 Workforce Reduction, we may be unable to meaningfully realize cost savings and we may incur expenses in excess of what we anticipate. If we are unable to realize the anticipated benefits from the 2025 Workforce Reduction and our other cost-saving measures, or if we experience significant adverse consequences from these measures, it could prevent us from meeting our strategic objectives and could adversely impact our results of operations and financial condition.

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

As of March 31, 2025, we had $88.2 million in cash, cash equivalents and investments in marketable securities. We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our preclinical development programs, platforms, manufacturing activities, ongoing or planned clinical trials or future commercialization efforts.

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

Due to the significant resources required for the development of product candidates, in particular our product candidates in clinical trials, we must decide which programs, product candidates and indications to pursue and advance the amount of resources to allocate to each. For example, in connection with our cost containment measures, including the Workforce Reduction, we are prioritizing generating data from the ongoing MyPEAK-1 and RIDGE-1 clinical trials of TN-201 and TN-401, respectively. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular programs, product candidates or therapeutic areas may not lead to the development of any viable commercial product and may result in the diversion of resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain platforms, programs or product candidates may subsequently also prove to be less than optimal and could cause us to miss valuable opportunities. If we make incorrect assumptions and/or determinations regarding data emerging from our clinical trials, the viability or market potential of any of our programs or product candidates or misread trends in the biotechnology industry, in particular in the field of cardiology, our business could be seriously harmed. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other programs, product candidates or other diseases that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to our platforms or product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

Even if we eventually complete clinical testing and receive approval for our product candidates, the FDA, EMA and other comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested or may impose other prescribing limitations or warnings that limit the product’s commercial potential. Furthermore, any regulatory approval to market a drug may be subject to significant limitations on the approved uses or indications for which we may market, promote and advertise the drug or the labeling or other restrictions. The regulatory authorities may require precautions or contra-indications with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, the FDA has the authority to require a Risk Evaluation and Mitigation Strategy plan as part of approving a new drug application (NDA) or biologics license application, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. These requirements or restrictions might include limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and materially harm our business, financial condition, results of operations and prospects, and may significantly limit the size of the market for the drug and affect reimbursement by third-party payors.

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

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. Further, under the new leadership at the HHS under the current U.S. presidential administration, agency reorganization, mass layoffs due to the reduction in force initiative and other measures implemented by the Department of Government Efficiency may impact the normal operations of the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.

The pharmaceutical industry in the U.S. has also been significantly impacted by other major legislative initiatives. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers and continues to significantly impact the U.S. pharmaceutical industry. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, some of which have been successful, that create considerable uncertainty for our business. Although the U.S. Supreme Court held in 2021 that Texas and other challengers had no legal standing to challenge the ACA, we cannot predict how future challenges will impact our business, or what other healthcare measures and regulations, including those directed at pricing and reimbursement, will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation may have on our business.

Under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges as well as future judicial challenges in view of the Supreme Court’s overturn of the Chevron doctrine, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current U.S. presidential administration on us and the pharmaceutical industry as a whole is unclear. Further, changes to the leadership of federal agencies under the current U.S. presidential administration, as well as new policies, executive orders and actions, such as a freeze on hiring, return-to-office policy, and a freeze on implementing new regulations and on external communications, may impact normal operations of the FDA and other agencies or result in a material impact on our clinical development plans and timelines. The implementation of cost containment measures, including the prescription drug provisions under the IRA, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Outside of the U.S., relevant legal requirements continue to evolve. For example, the collection and use of health data and other personal data including personal data collected in clinical trials is governed in the EU by the General Data Protection Regulation (GDPR), which imposes substantial obligations upon companies and new rights for individuals, by certain EU member state-level legislation. The GDPR also forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419), known as UK GDPR. Failure to comply with the GDPR or UK GDPR may result in fines up to €20,000,000 (£17.5 million in the UK) or 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. The GDPR or UK GDPR have increased our responsibility and liability in relation to personal data that we may process, and we may be required to implement additional measures in an effort to comply with the GDPR and UK GDPR or with other laws, rules, regulations and standards in the EEA, UK and Switzerland relating to privacy and data protection. This may be onerous and if our efforts to comply with GDPR and UK GDPR or other applicable laws, rules, regulations and standards are not successful, or are perceived to be unsuccessful, it could adversely affect our business. Further, restrictions on the transfer of personal data from the EEA, UK, Switzerland or other jurisdictions to the U.S. or other regions, could restrict our activities in those jurisdictions, limit our ability to provide our products and services in those jurisdictions, require us to modify our policies and practices, and to engage in additional contractual negotiations, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data to the U.S. In Canada, the Personal Information Protection and Electronic Documents Act (PIPEDA) and similar provincial laws impose obligations on companies with respect to processing personal information, including health-related information, regarding Canadian data subjects and provides individuals certain rights with respect to such information, including the right to access and challenge the accuracy of their personal information held by an organization. Failure to comply with PIPEDA, where applicable, could result in fines and penalties.

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

The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could introduce additional restrictions and negatively impact our business. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

Increased tariffs on imports, other trade restrictions, or a global trade war could increase our costs and materially and adversely affect our business operations and financial condition.

Our business could be negatively affected by tariffs, trade restrictions, and other governmental protectionist measures, any of which can be imposed suddenly and unpredictably. For example, there is currently significant uncertainty about the future relationship between the United States and various other countries with respect to trade policies, treaties, trade regulations, and tariffs, and such uncertainty could continue under the current U.S. presidential administration. Recently, the administration has stated its intent to modify U.S. trade policy and, in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multilateral trade agreements. It has also imposed or announced tariffs on certain imports, including a baseline tariff of 10% on virtually all imports and higher tariffs on imports from China. The administration also announced and subsequently paused higher tariffs on additional countries, including countries in the European Union, pending the outcome of trade negotiations. The U.S. Commerce Department has also announced an investigation into potential tariffs on pharmaceuticals, pharmaceutical ingredients, and derivative products, as well as semiconductors and other electronics. These tariffs could affect inputs to our products, as well as equipment, materials, or components that we import into the United States from our suppliers, which could significantly impact the cost of these items. Retaliatory tariffs could also negatively affect our ability to export and sell our potential products into those countries. If these tariffs continue, if additional tariffs are placed, or if any related countermeasures are taken by the United States or other countries, our business, financial condition, and results of operations may be materially harmed.

Trade restrictions, tariffs, and other general economic or political conditions may limit our ability to obtain key materials, components, or equipment for our products or significantly increase supply chain costs and other expenses associated with our business, which could further materially and adversely affect our results of operations, financial condition, and prospects. We may not be able to forecast such impacts accurately. The ultimate impact of any tariffs or trade restrictions will depend on various factors, including the timing of implementation and the duration, amount, scope, and nature of the tariffs and trade restrictions. If we are not successful in offsetting the impact of any such tariffs or trade restrictions, our operating results may be adversely affected.

The tariffs are subject to a number of uncertainties as they are implemented, including future adjustments and changes. The ultimate reaction of other countries and the impact of these tariffs or other actions on the United States, the global economy, and our business, financial condition, and results of operations, cannot be predicted at this time, nor can we predict the impact of any other developments with respect to global trade. Further, the imposition of additional tariffs by the United States could result in the adoption of additional tariffs by other countries, as well as export controls and further retaliatory actions by any affected country. Any resulting trade war could negatively affect the global market for pharmaceuticals and could have a significant adverse effect on our business. These developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and they may significantly reduce global trade. Any of these factors could depress economic activity, restrict our access to potential customers, and have a material adverse effect on our business, financial condition, and results of operations.

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

Our commercial success depends in large part on our ability to obtain, maintain, protect, defend and enforce patents, trade secrets and other intellectual property relating to our product candidates and platforms and to operate without infringing, misappropriating or otherwise violating the intellectual property of others. Additionally, recent reforms and changes at government agencies of the United States and those of non-U.S. jurisdictions could increase the uncertainties, timing and costs surrounding the prosecution or maintenance of our patent applications, and the maintenance, enforcement, or defense of our issued patents. We rely on patent, copyright, trade secret and trademark laws in the U.S. and certain other countries to protect our technology, and we generally seek to protect our position by filing patent applications in the U.S. and abroad and by acquiring or in-licensing relevant issued patents or pending applications from third parties. However, these efforts may provide only limited protection. There can be no assurance that we or our licensors will obtain any additional issued patents or that any issued patents we or our licensors obtain will provide us with any competitive advantage.

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

Although no third party has asserted a claim of patent infringement against us as of the date of this periodic report, there can be no assurance that we will not be subject to claims of patent or other intellectual property infringement in the future. Furthermore, we may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. We may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technology and product candidates. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of any of our product candidates. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. Identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and ambiguity in the meaning of patent claims. Generative artificial intelligence resources that are publicly available also present a risk that a company may inadvertently obtain, incorporate or use a third party’s intellectual property.

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

We may not be granted any extensions for which we apply in the U.S. or any other jurisdiction because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we project or request. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. If we are unable to obtain patent term extension or restoration, or the foreign equivalent, or if the term of any such extension is less than we project or request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

If we do not regain compliance with or continue to satisfy the Nasdaq continued listing requirements, our common stock could be delisted from Nasdaq. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

The continued listing standards of the Nasdaq Global Select Market require, among other things, that the minimum price of a listed company’s stock be at or above $1.00. On April 15, 2025, we received a letter from the Staff of Nasdaq indicating that, based upon the closing bid price of shares of our common stock for the 30 consecutive business day period between March 3, 2025, through April 12, 2025, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq’s listing rules, we have been afforded 180 calendar days to regain compliance with the bid price requirement. In order to regain compliance, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days within the 180-day grace period. In the event we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance (the Second Compliance Period) pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(i) by transferring to the Nasdaq Capital Market. To qualify for the Second Compliance Period, we would need to submit a transfer application and pay an application fee. In addition, we would be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the Second Compliance Period, by effecting a reverse stock split, if necessary. There can be no assurance that we will be eligible for the Second Compliance Period, if applicable, or that the Staff would grant our request for continued listing subsequent to any delisting notification and there can be no assurance that we will be able to regain or maintain compliance with the minimum bid price requirement or any other Nasdaq listing standards, if applicable.

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

As of March 31, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 31% of our common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger or other major corporate transactions. This concentration of ownership may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as a stockholder, entrench our management and board of directors or delay or prevent a merger, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. For example, we filed a shelf registration statement on Form S-3 that became effective on August 17, 2022, which allows us to undertake various equity and debt offerings up to $300.0 million (the 2022 Shelf Registration), and as of December 31, 2024, we have sold 34,854,373 shares of our common stock and pre-funded warrants to purchase 8,458,964 shares of our common stock pursuant to the 2022 Shelf Registration. In January 2025, we sold 822,566 shares of our common stock under the "at-the-market" (ATM) offering. Pursuant to the Sales Agreement On March 5, 2025, we completed an underwritten public offering of 75,000,000 units, with each unit consisting of one share of our common stock, a warrant to purchase one share of common stock, and a warrant to purchase one-half share of common stock, pursuant to the 2022 Shelf Registration. In addition, on March 21, 2025, we filed a new shelf registration statement on Form S-3 that became effective on March 31, 2025, which will allow us to undertake various equity and debt offerings up to $300.0 million (including approximately $23.7 million of unsold securities under the 2022 Shelf Registration).

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

(b)
Use of Proceeds from Public Offering of Common Stock

None.

(c)
Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Composite Amended and Restated Certificate of Incorporation of Tenaya Therapeutics, Inc., as amended	10-Q	001-40656	3.1	8-9-2023

3.2	Amended and Restated Bylaws of Tenaya Therapeutics, Inc.	8-K	001-40656	3.1	3-21-2023

4.1	Form of Series A Warrant to Purchase Common Stock	8-K	001-40656	4.1	3-4-2025

4.2	Form of Series B Warrant to Purchase Common Stock	8-K	001-40656	4.2	3-4-2025

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

Tenaya Therapeutics, Inc.

Date: May 7, 2025	By:	/s/ Faraz Ali, M.B.A.
Faraz Ali, M.B.A.
Chief Executive Officer and Director (Principal Executive Officer and Interim Principal Financial Officer)