Form 10-Q
period 2025-06-30
Tenaya Therapeutics, Inc.
filed 2025-08-06
CIK 1858848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 162,976,102 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our plans relating to the further development of our product candidates, including additional indications and targets we may pursue and whether we out-license or partner with third parties to develop our product candidates;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TENAYA THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$62,671	$4,323
Short-term investments in marketable securities	8,996	57,123
Prepaid expenses and other current assets	4,208	5,929
Total current assets	75,875	67,375
Property and equipment, net	31,285	35,858
Operating lease right-of-use assets	10,682	11,890
Other noncurrent assets	4,309	4,817
Total assets	$122,151	$119,940
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,297	$5,162
Accrued and other current liabilities	6,523	8,035
Operating lease liabilities, current	2,834	2,778
Total current liabilities	12,654	15,975
Operating lease liabilities, noncurrent	9,376	10,830
Other noncurrent liabilities	293	281
Total liabilities	22,323	27,086
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock	16	8
Additional paid-in capital	664,371	607,229
Accumulated other comprehensive income (loss)	(1)	28
Accumulated deficit	(564,558)	(514,411)
Total stockholders’ equity	99,828	92,854
Total liabilities and stockholders’ equity	$122,151	$119,940

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$17,370	$22,649	$38,446	$47,704
General and administrative	6,712	8,174	13,174	16,881
Total operating expenses	24,082	30,823	51,620	64,585
Loss from operations	(24,082)	(30,823)	(51,620)	(64,585)
Other income, net:
Interest income	815	1,393	1,449	2,845
Other income (loss), net	(16)	(1)	24	81
Total other income, net	799	1,392	1,473	2,926
Net loss before income tax expense	(23,283)	(29,431)	(50,147)	(61,659)
Income tax expense	—	—	—	—
Net loss	(23,283)	(29,431)	(50,147)	(61,659)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	9	53	(29)	39
Comprehensive loss	$(23,274)	$(29,378)	$(50,176)	$(61,620)
Net loss per share, basic and diluted	$(0.14)	$(0.34)	$(0.37)	$(0.74)
Weighted-average shares used in computing net loss per share, basic and diluted	162,791,579	85,706,501	136,476,623	83,344,414

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2025	86,542,340	$8	$607,229	$28	$(514,411)	$92,854
Issuance of common stock and warrants in follow-on offering, net of issuance costs of $3,699	75,000,000	8	48,793	—	—	48,801
Issuance of common stock upon vesting of restricted stock units	295,191	—	—	—	—	—
Issuance of common stock in connection with at-the market sales, net of issuance costs of $280	822,566	—	912	—	—	912
Stock-based compensation	—	—	3,731	—	—	3,731
Other comprehensive loss	—	—	—	(38)	—	(38)
Net loss	—	—	—		(26,864)	(26,864)
Balance as of March 31, 2025	162,660,097	$16	$660,665	$(10)	$(541,275)	$119,396
Issuance of common stock pursuant to employee stock purchase plan	119,998	—	70	—	—	70
Issuance of common stock upon vesting of restricted stock units	196,007	—	—	—	—	—
Stock-based compensation	—	—	3,636	—	—	3,636
Other comprehensive income	—	—	—	9	—	9
Net loss	—	—	—	—	(23,283)	(23,283)
Balance as of June 30, 2025	162,976,102	$16	$664,371	$(1)	$(564,558)	$99,828

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2024	68,330,342	$7	$542,805	$(106)	$(403,282)	$139,424
Issuance of common stock and pre-funded warrants, net of issuance costs of $3,236	8,888,890	1	46,761			46,762
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	246,708	—	11	—	—	11
Issuance of common stock upon exercise of pre-funded warrants	1,051,594	—	1	—	—	1
Stock-based compensation	—	—	4,224	—	—	4,224
Other comprehensive income	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(32,228)	(32,228)
Balance as of March 31, 2024	78,517,534	$8	$593,802	$(120)	$(435,510)	$158,180
Issuance of common stock pursuant to employee stock purchase plan	320,951	—	554	—	—	554
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	28,952	—	30	—	—	30
Stock-based compensation	—	—	4,611	—	—	4,611
Other comprehensive income	—	—	—	53	—	53
Net loss	—	—	—	—	(29,431)	(29,431)
Balance as of June 30, 2024	78,867,437	$8	$598,997	$(67)	$(464,941)	$133,997

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(50,147)	$(61,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,745	4,278
Amortization (accretion) of premium (discount) on marketable securities	300	68
Stock-based compensation	7,367	8,835
Non-cash operating lease expense	1,208	1,625
Other	230	154
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,488	1,138
Other noncurrent assets	508	351
Accounts payable	(1,514)	(1,160)
Accrued and other current liabilities	(1,512)	(3,754)
Operating lease liabilities	(1,398)	(2,153)
Net cash used in operating activities	(38,725)	(52,277)
Cash flows from investing activities:
Purchases of property and equipment	(525)	(637)
Purchases of marketable securities	—	(34,451)
Proceeds from sales of marketable securities	10,958	—
Proceeds from maturities of marketable securities	36,857	52,209
Other	—	5
Net cash provided by investing activities	47,290	17,126
Cash flows from financing activities:
Proceeds from issuance of common stock, pre-funded warrants, and warrants in follow-on offering, net of issuance costs	48,801	46,762
Proceeds from exercise of stock options and employee stock purchase plan	70	578
Proceeds from exercise of prefunded warrants	—	1
Proceeds from at-the-market sales, net of issuance costs	912	—
Net cash provided by financing activities	49,783	47,341
Net change in cash, cash equivalents and restricted cash	58,348	12,190
Cash and cash equivalents and restricted cash at beginning of period	4,742	46,363
Cash and cash equivalents and restricted cash at end of period	$63,090	$58,553
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$62,671	$58,134
Restricted cash included in other noncurrent assets	419	419
Cash, cash equivalents and restricted cash	$63,090	$58,553
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued and other current liabilities	$7	$98

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

Liquidity

The Company has incurred net losses since inception and expects such losses to continue in the future as it conducts research and development activities. As of June 30, 2025, the Company had an accumulated deficit of $564.6 million. The Company incurred a net loss of $50.1 million and $61.7 million during the six months ended June 30, 2025 and 2024, respectively. The Company had $71.7 million of cash, cash equivalents and investments in marketable securities as of June 30, 2025.

On March 5, 2025, the Company completed an underwritten offering of its common stock and accompanying warrants. The Company received net proceeds of approximately $48.8 million, after deducting underwriting discounts and commissions of approximately $3.2 million and other offering expenses of approximately $0.5 million. See Note 7, Stockholders' Equity, for further details.

On August 6, 2024, the Company entered into a Loan Agreement with Silicon Valley Bank (SVB), a division of First-Citizens Bank & Trust Company (the Loan Agreement). As of June 30, 2025, under the Loan Agreement, the Company has the right to draw down $7.5 million at its discretion, up to an additional $2.5 million upon the satisfaction of certain milestones and up to an additional $20.0 million that may be available at SVB's discretion, subject to specified conditions. See Note 6, Term Loan, for further details.

Management recognizes the need to raise additional capital to fully implement its business plan. The Company may seek to raise capital through equity financings, debt financings, license agreements, collaborative agreements or other sources of financing. In March 2025, the Company announced cost containment measures, including a committed plan to reduce its workforce (the 2025 Workforce Reduction), in alignment with its focus on generating data from the ongoing clinical trials of TN-201 and TN-401. See Note 11, Workforce Reduction, for further details. Management believes that savings from these measures, combined with existing cash, cash equivalents and short-term investments as of June 30, 2025, along with the $7.5 million of funds available under its Loan Agreement with SVB, will be sufficient to fund the Company’s operations for at least the next twelve months following the date these condensed financial statements are filed with the Securities and Exchange Commission (SEC).

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

The interim condensed balance sheet as of June 30, 2025, the interim condensed statements of operations and comprehensive loss, stockholders’ equity and cash flows for the six months ended June 30, 2025 and 2024 are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and reflect all adjustments that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The condensed results of operations for the six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed balance sheet as of December 31, 2024, included herein was derived from the audited financial statements as of that date. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025.

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

CIRM Grant

In February 2025, the Company announced it was awarded an $8 million grant from the California Institute for Regenerative Medicine (CIRM) to support the clinical trial of TN-401. The award is payable to the Company upon achievement of certain clinical milestones. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, the Company will co-fund the research project with CIRM and the amount of the Company's co-funding requirement is predetermined as a part of the award. For the six months ended June 30, 2025, the Company received $0.6 million from CIRM in connection with the grant. The Company accounts for the grant under Accounting Standards Codification (ASC) 450-30, Gain Contingencies, and records the funds against the research and development expenses as the milestones are achieved.

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

3.
Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2025	2024
	(In thousands)
Leasehold improvements	$26,217	$26,159
Laboratory equipment	19,841	19,770
Manufacturing equipment	19,485	17,738
Construction in progress	—	1,915
Computer equipment and software	1,875	1,664
Furniture and fixtures	902	902
Total property and equipment	$68,320	$68,148
Less: accumulated depreciation and amortization	(37,035)	(32,290)
Total property and equipment, net	$31,285	$35,858

Depreciation and amortization expense for each of the three months ended June 30, 2025 and 2024 was $2.1 million. Depreciation and amortization expense for each of the six months ended June 30, 2025 and 2024 was $4.7 and $4.3 million, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	June 30,	December 31,
	2025	2024
	(In thousands)
Accrued compensation and related expenses	$4,086	$5,595
Accrued research and development expenses	1,490	1,446
Accrued taxes	515	348
Accrued professional services	290	432
Other current liabilities	142	214
Total accrued and other current liabilities	$6,523	$8,035

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2025	2024
	(In thousands)
Prepaid expenses	$3,990	$5,087
Other current assets	218	842
Total prepaid expenses and other current assets	$4,208	$5,929

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

Information related to operating lease activity during the three and six months ended June 30, 2025 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Operating lease cost	$889	$1,075	$1,778	$2,150
Variable lease cost	265	336	633	703
Total lease cost	$1,154	$1,411	$2,411	$2,853

Operating lease right-of-use assets obtained in exchange for lease obligations			$—	$5,302
Cash paid for amounts included in the measurement of lease liabilities			$1,967	$2,677

As of June 30, 2025, the Company’s operating leases had a weighted average remaining lease term of 4.4 years and a weighted average discount rate of 9.0%. As of December 31, 2024, the Company’s operating leases had a weighted average remaining lease term of 4.8 years and a weighted average discount rate of 8.9%. Future minimum lease payments under the Company’s operating leases as of June 30, 2025 were as follows:

Amount
(In thousands)
2025 (six months remaining)	$1,893
2026	3,864
2027	3,775
2028	1,471
2029	1,515
Thereafter	2,491
Total undiscounted future minimum lease payments	$15,009
Imputed interest	(2,799)
Total operating lease liabilities	$12,210

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

Indemnification

From time to time, the Company may become involved in litigation and other legal actions. The Company estimates the range of liability related to any pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. The Company was not involved in any material litigation as of June 30, 2025 and December 31, 2024.

In the normal course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amounts of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with its directors and certain officers that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of June 30, 2025 and December 31, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and, consequently, has not recorded any related liabilities.

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

Total shares reserved and available for grant under the Inducement Plan as of June 30, 2025, are 727,000.

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

The total number of shares reserved and available for grant under the 2021 Plan as of June 30, 2025 is 1,579,201.

Repricing

On January 22, 2025, the Compensation Committee of the Company's Board approved a repricing of certain outstanding vested and unvested stock option awards under the 2016 Plan and 2021 Plan for eligible employees and certain other service providers (the Repricing Participants). The per share exercise price of eligible stock option awards was reduced to $1.21, the closing price of the Company's common stock on January 24, 2025 (the Repricing Effective Date). To receive the benefit of the repricing, Repricing Participants were required to remain a Service Provider (as such term is defined in the 2016 Plan or 2021 Plan) through the period (the Retention Period) that began on the Repricing Effective Date and ended on July 24, 2025 (the Retention Date) and not exercise any of their repriced stock options prior to the Retention Date. Option holders who exercised their repriced stock options prior to the Retention Date were required to pay the original exercise price per share of such repriced options. No other changes were made to the terms and conditions of the eligible stock option awards. The stock option repricing impacted 4.1 million stock option awards and affected 89 employees and service providers.

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

The repricing resulted in a total incremental stock-based compensation expense of $1.3 million, which was calculated using the Black-Scholes option pricing model, of which $1.0 million is associated with vested repriced options as of the Retention Date and will be recognized on a straight-line basis over the Retention Period. The remaining $0.3 million of the incremental stock-based compensation expense is associated with unvested repriced options beyond the Retention Period and will be recognized on a straight-line basis over the remaining original vesting periods. For the six months ended June 30, 2025, the Company recognized $0.9 million of incremental stock-based compensation expense.

Stock Option Activity

The following table summarizes stock option activity:

	Shares	Weighted Average Exercise Price
		(in dollars)
Outstanding as of December 31, 2024	9,253,976	$6.51
Granted	3,627,175	$0.89
Exercised	—	$—
Cancelled	(660,917)	$6.14
Outstanding as of June 30, 2025	12,220,234	$4.76

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

Stock Option Valuation

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected term (in years)	5.5 – 6.1	6.0	5.5 – 6.1	6.0 – 6.1
Expected volatility	87% – 90%	92%	87% – 91%	92% – 93%
Risk-free interest rate	4.1% – 4.2%	4.5%	4.1% – 4.5%	3.9% – 4.5%
Expected dividend yield	—%	—%	—%	—%

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

	Shares	Weighted Average Grant Date Fair Value per Share
		(in dollars)
Unvested as of December 31, 2024	1,354,178	$4.14
Granted	1,497,678	$1.17
Vested	(491,198)	$3.06
Forfeited	(329,050)	$2.70
Unvested as of June 30, 2025	2,031,608	$2.44

2021 Employee Stock Purchase Plan

Under the Company's 2021 Employee Stock Purchase Plan (the ESPP), the Company initially reserved 800,000 shares for future issuance. The number of shares of common stock available for issuance under the ESPP automatically increases on the first day of each fiscal year for a period of ten years beginning with 2022 in an amount equal to the lesser of: 800,000 shares; 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding year; or such other amount as the Board may determine. As of June 30, 2025, 2,345,079 shares were reserved for future issuance under the ESPP. Under the Company’s ESPP, employees are generally eligible to participate and can purchase shares on each purchase date established semi-annually through payroll deductions at the lower of 85% of the fair market value of the Company’s stock at the commencement of the offering period or each purchase date of the offering period. Each offering period spans 6 months. The ESPP permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation, up to an annual limit of $25,000 per the Internal Revenue Service. For the six months ended June 30, 2025 and 2024, the stock-based compensation expense for ESPP was not material.

Stock-Based Compensation

The following table summarizes stock-based compensation recognized in the Company’s condensed statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$1,873	$2,246	$3,920	$4,235
General and administrative	1,762	2,365	3,447	4,600
Total stock-based compensation	$3,635	$4,611	$7,367	$8,835

6.
Term Loan

Loan Agreement

On August 6, 2024, the Company entered into the Loan Agreement with SVB. Pursuant to the terms of the Loan Agreement, term loans in an aggregate principal amount of up to $45.0 million may be made under multiple tranches. The tranches can be drawn as follows: the first tranche of up to $15.0 million became available on the closing date but expired on June 30, 2025; the second tranche of $5.0 million and the third tranche of $2.5 million became available in October 2024 and December 2024, respectively, upon the achievement of certain clinical milestones and are available for draw down through December 31, 2025; the fourth tranche of $2.5 million is subject to the achievement of a clinical milestone or satisfaction of certain capitalization requirements, and if achieved, would be available for draw down through December 31, 2025; and the final tranche of $20.0 million would be available for draw down through July 31, 2026, on such terms as may be agreed by the parties and subject to approval by SVB's credit committee and subject to SVB's discretion. With the exception of the final tranche, and subject to achievement of the applicable milestones and other requirements with respect to each tranche, draw downs are at the Company's election. As of June 30, 2025, the Company has not drawn any funds under the Loan Agreement.

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

7.
Stockholders' Equity

Lender Warrant

In connection with the Loan Agreement, the Company issued to SVB a warrant to purchase up to 171,848 shares of our common stock (the Lender Warrant). The Lender Warrant became exercisable for 73,649 shares upon closing (the Initial Lender Warrant), which represented 0.075% of the Company's common stock and common stock equivalents outstanding as of the day before the closing, on a fully-diluted basis, at an exercise price of $2.55 per share. The Initial Lender Warrant was classified as equity and its fair value was recorded in the stockholders’ equity section of the balance sheet. On June 30, 2025, following the expiration of the first tranche of $15.0 million, 49,099 shares subject to the Lender Warrant became unexercisable. The Lender Warrant will become exercisable for up to an additional 49,100 shares pro-rated based on amounts actually advanced for the various tranches under the Loan Agreement (the Remaining Lender Warrant). The Remaining Lender Warrant under the Loan Agreement is considered an outstanding instrument upon closing of the Loan Agreement for accounting purposes. In accordance with ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity, the Remaining Lender Warrant is recognized at its fair value as a warrant liability given the variable settlement amount of the warrant shares and included in other non-current liabilities within the condensed balance sheets. The Lender Warrant expires on August 6, 2034.

“At-the-Market” Equity Offering

On August 10, 2022, the Company entered into a sales agreement (the Sales Agreement) with Leerink Partners LLC to establish an “at-the-market” (ATM) offering defined in Rule 415 under the Securities Act. Pursuant to the Sales Agreement, the Company is permitted to offer and sell, from time to time, shares of its common stock having a maximum aggregate offering price of up to $75.0 million. In January 2025, the Company sold 822,566 shares of our common stock under the ATM offering for net proceeds of $0.9 million, after deducting commissions and offering costs of $0.3 million. As of June 30, 2025, the Company may issue and sell up to approximately $69.8 million of common stock under the ATM offering.

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

As of June 30, 2025, total shares of common stock reserved for issuance, on an as-if converted basis, are as follows:

June 30, 2025
Outstanding stock options and awards	14,251,842
Outstanding Lender Warrant	122,749
Outstanding Series A and Series B Warrants	112,500,000
Shares available for further issuance under the 2024 Inducement Equity Incentive Plan	727,000
Shares available for further issuance under the 2021 Equity Incentive Plan	1,579,201
Shares available for further issuance under the 2021 Employee Stock Purchase Plan	2,345,079
Total	131,525,871

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

		June 30, 2025
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$60,721	$—	$—	$60,721
Marketable securities:
U.S. treasuries	Level 1	8,997	—	(1)	8,996
Total financial assets		$69,718	$—	$(1)	$69,717

		December 31, 2024
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$1,289	$—	$—	$1,289
Marketable securities:
U.S. treasuries	Level 1	49,135	28	(12)	49,151
Commercial paper	Level 2	3,974	3	—	3,977
Government agencies bonds	Level 2	3,987	8	—	3,995
Total financial assets		$58,385	$39	$(12)	$58,412

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

The Company believes it is more likely than not that its marketable securities in an unrealized loss position will be held until maturity or the recovery of the cost basis of the investment. To date, the Company has not recorded any allowance for credit losses on its investment securities. Based upon its quarterly impairment review, the Company determined that the unrealized losses were not attributed to credit risk but were primarily driven by the broader change in interest rates.

As of June 30, 2025, the fair value of available-for-sale marketable securities was $9.0 million, all of which had remaining maturities of less than one year.

The Company's financial liability measured at fair value on a recurring basis consists of the Remaining Lender Warrant issued in connection with the Loan Agreement (see Note 7, Stockholders' Equity). The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company utilized the Black-Scholes option valuation model to fair value the warrant liability. The fair value is estimated using the Black-Scholes option-pricing model and adjusted for the likelihood of draw downs. The expected term is based on the remaining contractual term of the warrant. The Company estimates its expected stock volatility based on the historical volatility of a set of peer companies, which are publicly traded, and expects to continue to do so until it has adequate historical data regarding the volatility of its own publicly-traded stock price. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the expected term of the Lender Warrant. The Company uses an expected dividend yield of zero based on the fact that the Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future. The warrant liability is subject to re-measurement at each balance sheet date, and any change in fair value is recognized as a gain or loss in our statement of operations and comprehensive loss. During the three and six months ended June 30, 2025, the fair value of the warrant liability and its change were not material.

The carrying amount of the Company’s remaining financial assets and liabilities, which include cash, receivables and payables, approximate their fair values due to their short-term nature.

9.
Income Taxes

For the six months ended June 30, 2025 and 2024, the Company did not record any income tax expense or benefit. The Company has recorded a full valuation allowance against its U.S. federal and state deferred tax assets as the Company believes it is more likely than not that the benefit will not be realized.

10.
Net Loss Per Share

Basic and diluted loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. The following potentially dilutive securities were not included in the calculation of diluted net loss per share as of the periods presented because the effect would have been anti-dilutive:

	June 30,
	2025	2024
Outstanding stock options and restricted stock units	14,251,842	12,073,489
Outstanding Lender Warrant	122,749	—
Outstanding Series A and B Warrants	112,500,000	—
Total	126,874,591	12,073,489

11.
Workforce Reduction

In March 2025, the Company announced cost containment measures, including a committed plan to reduce its workforce (the 2025 Workforce Reduction), in alignment with the Company's focus on generating data from the ongoing MyPEAKTM-1 and RIDGETM-1 clinical trials of TN-201 and TN-401, respectively. In connection with the 2025 Workforce Reduction, the Company estimated that it would incur approximately $1.6 million to $2.7 million of aggregate charges, primarily related to employee cash severance and continuing health benefits. During the six months ended June 30, 2025, the Company recognized $1.1 million of the total estimated charges. The Company expects to recognize substantially all of the remaining charges by the end of the third quarter of 2025.

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

The following table provides information about the Company’s operating expenses by function and includes a reconciliation to net loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development
Clinical	$5,397	$6,524	$11,345	$14,322
Research	4,182	4,805	10,102	11,148
Manufacturing (pre-commercial)	4,077	6,708	9,524	13,184
Other	3,714	4,612	7,475	9,050
Total Research and development	$17,370	$22,649	$38,446	$47,704
General and administrative	6,712	8,174	13,174	16,881
Total operating expenses	24,082	30,823	51,620	64,585
Loss from operations	(24,082)	(30,823)	(51,620)	(64,585)
Other income, net:
Interest income	815	1,393	1,449	2,845
Other income (loss), net	(16)	(1)	24	81
Total other income, net	799	1,392	1,473	2,926
Net loss before income tax expense	(23,283)	(29,431)	(50,147)	(61,659)
Income tax expense	—	—	—	—
Net loss	$(23,283)	$(29,431)	$(50,147)	$(61,659)

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

We are primarily focused on development of our lead investigational product candidates, TN-201, a gene therapy for MYBPC3-associated hypertrophic cardiomyopathy (HCM), and TN-401, a gene therapy for PKP2-associated arrhythmogenic right ventricular cardiomyopathy (ARVC). Each candidate is currently in clinical testing to establish the safety profile of two different doses in adults with disease due to pathogenic/likely pathogenic mutations. We anticipate that data generated in the next year will inform late-stage development by characterizing each candidates’ safety and tolerability profile, ability to transduce target heart cells, and produce the lacking protein underlying disease to slow – or even halt – disease progression. Where our discovery efforts lead to product candidates intended for relatively prevalent indications, such as TN-301, our small molecule histone deacetylase-6 (HDAC6) inhibitor for heart failure with preserved ejection fraction (HFpEF), our strategy is to out-license or partner with third parties on such programs.

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

MyPEAKTM-1 is our Phase 1b/2 multi-center, open-label clinical trial, designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-201. Enrollment in both the 3E13 vg/kg dose (Cohort 1) and 6E13 vg/kg dose (Cohort 2) cohorts are complete. We plan to present initial Cohort 2 data, along with an update on Cohort 1 patients, in the fourth quarter of 2025. In July 2025, following review of safety data from the first six MyPEAK-1 patients by an independent data safety monitoring board (DSMB), the DSMB determined that TN-201 had an acceptable safety profile and endorsed proceeding into expansion cohorts at either dose level for TN-201, per protocol. We currently anticipate enrolling patients in the 6E13 vg/kg dose expansion cohort. Data from MyPEAK-1 is intended to inform dose selection and pivotal trial designs in pediatric and adult individuals with MYBPC3-associated HCM.

In December 2024, we announced early but encouraging initial interim safety and biopsy data from Cohort 1 of MyPEAK-1, and in March 2025, we presented data from Cohort 1 in a Late-Breaker presentation at the 2025 American College of Cardiology Scientific (ACC) Sessions. Interim data presented at ACC included results from serial biopsies taken at two time points for all three patients and assessments of the first two patients at Week 52 and Patient 3 at Week 26. TN-201 was generally well tolerated at the 3E13 vg/kg dose, and treatment-emergent adverse events (AEs) were primarily mild, manageable and/or reversible. Biopsy data indicated robust transduction as evidenced by the sustained presence of TN-201 DNA in the heart (0.8 to 1.4 vg/dg) post-dose and at week 52 for Patients 1 and 2 and at Week 26 for Patient 3. TN-201 RNA expression was present at post-dose biopsies conducted in the first two patients at Week 8 and increased as much as 13-fold from Week 8 to Week 52. MyBP-C protein levels increased modestly between Week 8 and Week 52 for Patients 1 and 2, respectively. This increase, combined with the increase observed in TN-201 mRNA expression, suggests that TN-201 gene therapy is successfully being transcribed and expressed after reaching target cells.

Promising early signals of TN-201’s efficacy suggesting clinical improvement or stability were observed across multiple parameters measured. Cardiac troponin, a biomarker of myocardial injury, was elevated in Cohort 1 patients at baseline and decreased by more than 60% in two patients to normal or near normal levels. NT-proBNP, a biomarker of cardiac strain, increased and remained elevated while patients were on immunosuppression, but returned to baseline as immunosuppressive drugs were discontinued. Two of three patients experienced improvements in one or more measures of hypertrophy, or enlargement of the heart, while other assessments remained stable. All Cohort 1 patients with objectively severe disease at baseline experienced improvements in New York Heart Association (NYHA) classification, moving from mild-to moderate heart failure symptoms that interfered in activities of daily living, Class II or Class III, to Class I, indicating no limitations to physical activities due to symptoms of heart failure.

To support our development efforts for TN-201 we are conducting two noninterventional studies: a study evaluating seroprevalence to AAV9 antibodies among adults with MYBPC3-associated HCM, and MyClimb, a prospective and retrospective global natural history study focused on pediatric patients with MYBPC3 mutation-associated cardiomyopathy. The seroprevalence study has completed enrollment. Initial data indicated that antibodies to AAV9 in the majority of participants were below the eligibility threshold that would allow for participation in MyPEAK-1. The MyClimb natural history study is following patient medical history to characterize the outcomes, burden of illness, risk factors, quality of life, and biomarkers associated with disease progression in pediatric patients. MyClimb complements existing disease registries focused primarily on adult patient HCM populations and may support and expedite the development of TN-201 in the pediatric patient population. We plan to present data from MyClimb at the European Society of Cardiology Annual Meeting being held August 29 - September 1, 2025.

The U.S. Food and Drug Administration (FDA) has granted TN-201 Fast Track, Orphan Drug and Rare Pediatric Drug Designations. TN-201 has also received orphan medicinal product designation from the European Commission (EC).

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

RIDGETM-1 is our Phase 1b multi-center, open-label clinical trial, designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-401. We completed dosing of three patients at the 3E13 vg/kg dose (Cohort 1) in April 2025. Per protocol, safety data from the first three RIDGE-1 patients were reviewed by an independent DSMB which endorsed both dose escalation to the 6E13 vg/kg dose cohort (Cohort 2) and expanding enrollment at the 3E13 vg/kg dose level. The first patient enrolled in Cohort 2 received TN-401 at the 6E13 vg/kg dose level in July 2025 and we are continuing to enroll patients in Cohort 2. We may also enroll additional patients at the 3E13 vg/kg dose level. Initial clinical data from Cohort 1 is expected in the fourth quarter of 2025.

In February 2025, we were awarded a Clinical Grant (Clin2) of $8.0 million from the California Institute for Regenerative Medicine (CIRM), a state of California Agency that funds regenerative medicine, stem cell, and gene therapy research. Proceeds from the grant will help fund clinical trial costs for our ongoing Phase 1b RIDGE-1 clinical trial of TN-401 gene therapy. RIDGE-1 is being conducted at multiple clinical trial sites with ARVC expertise at leading cardiology centers in the U.S. and United Kingdom.

In support of our development efforts for TN-401, we initiated RIDGE, a global noninterventional study to collect natural history and seroprevalence to AAV9 antibodies data among ARVC patients who carry pathogenic or likely pathogenic PKP2 gene mutations. Interim data from RIDGE, believed to be the largest natural history study of adults with PKP2-associated ARVC was presented at Heart Rhythm Society’s annual meeting in April 2025. Adults with PKP2-associated ARVC experience a high burden of arrhythmias despite treatments with anti-arrhythmic medications, beta blockers and the anti-arrhythmic flecainide, as well as surgical interventions such as ablation and ICD placement. Further, current treatments appeared to do little to halt or prevent progressive structural changes to the heart that occur as a result of PKP2 mutations. A large majority of adults with PKP2-associated ARVC would be eligible to participate in our ongoing Phase 1b RIDGE-1 clinical trial of TN-401 gene therapy based on low levels of antibodies to AAV9.

TN-401 has received Orphan Drug and Fast Track designation from the FDA and orphan medicinal product designation from the EC.

TN-301 is our small molecule HDAC6 inhibitor initially discovered and validated as having cardioprotective qualities in preclinical studies of a rapidly worsening mouse model of BAG3 mutant dilated cardiomyopathy (DCM). HDAC6 is a cytoplasmic enzyme known to regulate diverse cellular processes. Based on TN-301’s multi-modal mechanism of action, TN-301 may have future potential in a number of cardiometabolic conditions. Subsequent preclinical studies have shown that TN-301 addresses diverse pathological processes with a direct and systemic benefits in in vitro and in vivo studies of HFpEF. HFpEF is characterized by a stiffening of the heart muscle resulting in an inability for the left ventricle to relax and fill with oxygenated blood sufficient to meet the body’s needs. The pathophysiology of HFpEF is complex and is driven by metabolic dysfunction or oxidative stress and inflammation, with diverse conditions serving as risk factors for disease, including obesity, diabetes, aging, kidney disease and hypertension. Although HFpEF accounts for approximately half of all heart failures, there are few proven treatment options.

We shared positive data from our Phase 1 clinical trial of TN-301 in healthy participants at the 2023 Heart Failure Society of America Annual Scientific Meeting. TN-301 was generally well tolerated across the broad range of doses studied. Pharmacokinetic results showed overall dose proportionality with a half-life supportive of once-daily dosing. Increasing doses and exposures with TN-301 correlated with increased pharmacodynamic effects. There were no changes in histone acetylation with TN-301 underscoring the selectivity of TN-301 for HDAC6 and potentially reducing the risk of off target effects. In comparative studies, selective HDAC6 inhibition as a single agent has been shown to have similar efficacy to empagliflozin, a sodium-glucose cotransporter-2 (SGLT2) inhibitor which is approved for the treatment of HFpEF and co-administration of our HDAC6 inhibition with a SGLT2 inhibitor in a HFpEF mouse model demonstrated additive benefit. Taken together, these data support continued development of TN-301 as a potential treatment for patients with HFpEF and other severe diseases - including those outside of cardiology- in which inflammation, fibrosis and metabolic dysregulation may be implicated. We believe late-stage clinical development of TN-301 is best suited for development by or with a well-resourced partner.

In addition to our lead product candidates, we have multiple early-stage programs using various therapeutic approaches, including gene addition, gene editing, gene silencing, and cellular regeneration to address other forms of rare and/or prevalent heart disease.

Early on in our company history, we invested in differentiated capabilities to enable modality-agnostic target identification and validation, anchored in human genetics and the use of human disease models. That proprietary expertise has directly informed the design, optimization and production of our pipeline. To support our initial focus on gene therapy candidates, we internalized expertise in capsid engineering, novel promoter constructs and manufacturing anchored on the use of AAVs as the method of delivery to the heart with the aim of increasing the safety and efficacy of our product candidates and accelerating early-stage discovery and preclinical optimization across modalities.

For the production of our lead gene therapy candidates, we maintained complete ownership of process development, analytical development, and quality control and have already produced all necessary clinical trial material needed for our ongoing clinical trials at our Good Manufacturing Practice (cGMP)-certified Genetic Medicines Manufacturing Center in Union City, California.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024:

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,		$	%
(in thousands, except percentages)	2025	2024	Change	Change
Operating expenses:
Research and development	$17,370	$22,649	$(5,279)	(23%)
General and administrative	6,712	8,174	(1,462)	(18%)
Total operating expenses	24,082	30,823	(6,741)	(22%)
Loss from operations	(24,082)	(30,823)	6,741	(22%)
Other income, net:
Interest income	815	1,393	(578)	(41%)
Other expense, net	(16)	(1)	(15)	1,500%
Total other income, net	799	1,392	(593)	(43%)
Net loss	$(23,283)	$(29,431)	$6,148	(21%)

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

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended June 30,		$	%
(in thousands, except percentages)	2025	2024	Change	Change
Clinical	$5,397	$6,524	$(1,127)	(17%)
Research	4,182	4,805	(623)	(13%)
Manufacturing (pre-commercial)	4,077	6,708	(2,631)	(39%)
Other	3,714	4,612	(898)	(19%)
Total research and development expenses	$17,370	$22,649	$(5,279)	(23%)

Research and development expenses were $17.4 million and $22.6 million for the three months ended June 30, 2025 and 2024, respectively. The year-over-year decrease of $5.3 million, or 23%, was primarily due to:

•
a decrease of $2.6 million in manufacturing costs reflecting lower employee-related costs driven by our workforce reductions initiated in March 2025 and May 2024 (together, the Workforce Reductions), lower costs of supplies and materials and lower facility management fees;
•
a decrease of $1.1 million in clinical trial related costs primarily driven by a decrease in clinical support costs, including clinical supply chain services and regulatory consulting fees; and
•
decreases of $0.9 million in other research and development costs and $0.6 million in research reflecting lower employee-related costs driven by the Workforce Reductions.

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

General and administrative expenses were $6.7 million and $8.2 million for the three months ended June 30, 2025 and 2024, respectively. The year-over-year decrease of $1.5 million, or 18%, was primarily due to decreases in employee-related costs driven by the Workforce Reductions and lower professional fees.

Interest Income

Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. Interest income was $0.8 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively. The year-over-year decrease of $0.6 million was primarily due to lower cash, cash equivalents and investment balances.

Net Loss

Net loss for the three months ended June 30, 2025, was $23.3 million, compared to a net loss of $29.4 million for the three months ended June 30, 2024.

Comparison of the Six Months Ended June 30, 2025 and 2024:

The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,		$	%
(in thousands, except percentages)	2025	2024	Change	Change
Operating expenses:
Research and development	$38,446	$47,704	$(9,258)	(19%)
General and administrative	13,174	16,881	(3,707)	(22%)
Total operating expenses	51,620	64,585	(12,965)	(20%)
Loss from operations	(51,620)	(64,585)	12,965	(20%)
Other income, net:
Interest income	1,449	2,845	(1,396)	(49%)
Other income, net	24	81	(57)	(70%)
Total other income, net	1,473	2,926	(1,453)	(50%)
Net loss	$(50,147)	$(61,659)	$11,512	(19%)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Six Months Ended June 30,		$	%
(in thousands, except percentages)	2025	2024	Change	Change
Clinical	$11,345	$14,322	$(2,977)	(21%)
Research	10,102	11,148	(1,046)	(9%)
Manufacturing (pre-commercial)	9,524	13,184	(3,660)	(28%)
Other	7,475	9,050	(1,575)	(17%)
Total research and development expenses	$38,446	$47,704	$(9,258)	(19%)

Research and development expenses were $38.4 million and $47.7 million for the six months ended June 30, 2025 and 2024, respectively. The year-over-year decrease of $9.3 million, or 19%, was primarily due to:

•
a decrease of $3.7 million in manufacturing costs reflecting lower employee-related costs driven by the Workforce Reductions, lower costs of supplies and materials and lower facility management fees;
•
a decrease of $3.0 million in clinical trial related costs primarily driven by a decrease in clinical support costs, including clinical supply chain services and regulatory consulting fees; and
•
decreases of $1.6 million in other research and development costs and $1.0 million in research reflecting lower employee-related costs driven by the Workforce Reductions.

General and Administrative

General and administrative expenses were $13.2 million and $16.9 million for the six months ended June 30, 2025 and 2024, respectively. The year-over-year decrease of $3.7 million, or 22%, was primarily due to decreases in employee-related costs driven by the Workforce Reductions and lower professional fees.

Interest Income

Interest income was $1.4 million and $2.8 million for the six months ended June 30, 2025 and 2024, respectively. The year-over-year decrease of $1.4 million was primarily due to lower cash, cash equivalents and investment balances.

Net Loss

Net loss for the six months ended June 30, 2025, was $50.1 million, compared to a net loss of $61.7 million for the six months ended June 30, 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and we have incurred significant net losses and negative cash flows from operations. From our inception through June 30, 2025, we have funded our operations primarily from the sale and issuance of our equity securities. As of June 30, 2025, we had cash, cash equivalents and investments in marketable securities of $71.7 million and an accumulated deficit of $564.6 million.

CIRM Grant

In February 2025, we announced we were awarded an $8 million grant from the CIRM to support RIDGE-1. The award is payable to us upon achievement of certain clinical milestones. Additionally, if CIRM determines, in its sole discretion, that we have not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, we will co-fund the research project with CIRM and the amount of our co-funding requirement is predetermined as a part of the award. For the six months ended June 30, 2025, the Company received $0.6 million from CIRM in connection with the grant.

Loan Agreement

On August 6, 2024, we entered into a Loan Agreement with Silicon Valley Bank (SVB). As of June 30, 2025, under the Loan Agreement, we have the right to draw down $7.5 million at our discretion, up to an additional $2.5 million upon the satisfaction of a clinical milestone or the receipt of specified proceeds from equity financings and other qualified funding, and up to an additional $20.0 million that may be available at SVB’s discretion, subject to specified conditions.

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

“At-the-Market” Equity Offering

On August 10, 2022, we entered into a sales agreement (the Sales Agreement) with Leerink Partners LLC to establish an “at-the-market” (ATM) offering defined in Rule 415 under the Securities Act. Pursuant to the Sales Agreement, the Company is permitted to offer and sell, from time to time, shares of its common stock having a maximum aggregate offering price of up to $75.0 million. In January 2025, we sold 822,566 shares of our common stock under the ATM offering for net proceeds of $0.9 million, after deducting commissions and offering costs of $0.3 million. As of June 30, 2025, the Company may issue and sell up to approximately $69.8 million of common stock under the ATM offering.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents and investments in marketable securities, along with the $7.5 million of funds available under our Loan Agreement with SVB, will be sufficient to meet our working capital and capital expenditure needs through at least the next twelve months following the date of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Net cash provided by (used in):
Operating activities	$(38,725)	$(52,277)
Investing activities	47,290	17,126
Financing activities	49,783	47,341
Net change in cash, cash equivalents and restricted cash	$58,348	$12,190

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $38.7 million, which consisted primarily of a net loss of $50.1 million and a net change in operating assets and liabilities of $2.4 million, partially offset by $13.3 million in non-cash charges. The change in net operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses and other current liabilities of $3.0 million. Cash flows from operations are generally impacted by the timing of payments to vendors and vendor payment terms. The non-cash charges primarily consisted of stock-based compensation of $7.4 million and depreciation and amortization of $4.7 million.

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

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2025 was $47.3 million, which consisted primarily of proceeds from maturities of marketable securities of $36.9 million and sales of marketable securities of $11.0 million.

Net cash provided by investing activities for the six months ended June 30, 2024 was $17.1 million, which consisted primarily of proceeds from maturities of marketable securities of $52.2 million, partially offset by purchases of marketable securities of $34.5 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $49.8 million, which primarily consisted of net proceeds from our March 2025 follow-on offering of $48.8 million.

Net cash provided by financing activities for the six months ended June 30, 2024 was $47.3 million, which primarily consisted of net proceeds from our February 2024 follow-on offering of $46.8 million.

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

Critical Accounting Policies and Estimates

A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception, have not generated any product revenue to date and have financed our operations principally through issuances of our stock. As of June 30, 2025, we had an accumulated deficit of $564.6 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs, manufacturing activities and from general and administrative costs associated with our operations. Our product candidates will require substantial additional development time and resources before we will be able to apply for regulatory approvals and, if approved, begin generating revenue from product sales. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

On March 27, 2025, in alignment with our focus on generating data from the ongoing MyPEAK-1 and RIDGE-1 clinical trials of TN-201 and TN-401, respectively, we announced cost containment measures, including the 2025 Workforce Reduction. We expect to incur approximately $1.6 to $2.7 million of aggregate charges, primarily related to employee cash severance and continuing health benefits. During the six months ended June 30, 2025, we recognized $1.1 million of the total estimated charges. We expect to recognize substantially all of the remaining charges by the end of the third quarter of 2025.

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

As of June 30, 2025, we had $71.7 million in cash, cash equivalents and investments in marketable securities. We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our preclinical development programs, platforms, manufacturing activities, ongoing or planned clinical trials or future commercialization efforts.

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

As of the filing date of this periodic report, under our Loan Agreement, we have the right to draw down $7.5 million at our discretion, up to an additional $2.5 million, subject to specified conditions, and up to an additional $20.0 million may be made available to us at the lender’s sole discretion. Our ability to draw down an additional tranche commitment of $2.5 million is subject to our achievement, as determined by SVB in its discretion, of a clinical milestone or the receipt of specified proceeds from equity financings and other qualified funding. Our ability to draw down an additional tranche of $20.0 million is subject to agreement on the terms and conditions thereof and SVB’s sole discretion. As security for our obligations under the Loan Agreement, we granted SVB a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions. We intend to satisfy our future debt service obligations with our existing cash and cash equivalents. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our outstanding debt. Funds from external sources may not be available on acceptable terms, if at all.

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

Our product candidates will need to meet safety and efficacy standards applicable to any new biologic under the regulatory framework administered by the FDA. In addition to FDA oversight and oversight by investigational review boards (IRBs), under guidelines promulgated by the National Institutes of Health (NIH), gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee (IBC), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many clinical study sites receive NIH funding and many companies and other institutions not otherwise subject to the NIH guidelines voluntarily follow them. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.

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

Further, under the new leadership at the HHS under the current administration, layoffs due to the reduction in force initiative and other measures implemented by the Department of Government Efficiency may impact the normal operations of the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. It is unclear how our industry and our clinical programs will be impacted by policies, regulations and initiatives implemented under the current administration and FDA commissioner, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.

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

The pharmaceutical industry in the U.S. has also been significantly impacted by other major legislative initiatives. Under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. If HHS begins to set most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increases generic and biosimilar drug entry sooner than expected, that can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges as well as future legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current administration on us and the pharmaceutical industry as a whole is unclear. Further, changes to the leadership of federal agencies under the current administration, as well as new policies, executive orders and actions, such as a freeze on hiring, return-to-office policy, and a freeze on implementing new regulations and on external communications, may impact normal operations of the FDA and other agencies or result in a material impact on our clinical development plans and timelines. The implementation of cost containment measures, including the prescription drug provisions under the IRA, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Increased tariffs on imports, trade sanctions, other trade restrictions, or a global trade war could increase our costs and materially and adversely affect our business operations and financial condition.

Our business could be negatively affected by tariffs, trade restrictions, and other governmental protectionist measures, any of which can be imposed suddenly and unpredictably. For example, there is currently significant uncertainty about the future relationship between the United States and various other countries with respect to trade policies, treaties, trade regulations, and tariffs, and such uncertainty could continue under the current U.S. presidential administration. In February 2025, the administration stated its intent to modify U.S. trade policy and, in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multilateral trade agreements. It has also imposed or announced tariffs on certain imports, including a baseline tariff of 10% on virtually all imports and higher tariffs on imports from China. The administration also announced and subsequently paused higher tariffs on additional countries, including countries in the European Union, pending the outcome of trade negotiations. The U.S. Commerce Department has also announced an investigation into potential tariffs on pharmaceuticals, pharmaceutical ingredients, and derivative products, as well as semiconductors and other electronics. These tariffs (and the uncertainty around their implementation) could affect inputs to our products, as well as equipment, materials, or components that we import into the United States from our suppliers, which could significantly impact the cost of these items. Retaliatory tariffs could also negatively affect our ability to export and sell our potential products into those countries. If these tariffs are implemented, reinstated or adjusted, if additional tariffs are placed, or if any related countermeasures are taken by the United States or other countries, our business, financial condition, and results of operations may be materially harmed.

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

The tariffs are subject to a number of uncertainties as they are implemented, including timing, future adjustments and other changes. The ultimate reaction of other countries and the impact of these tariffs or other actions on the United States, the global economy, and our business, financial condition, and results of operations, cannot be predicted at this time, nor can we predict the impact of any other developments with respect to global trade. Further, the imposition of additional tariffs by the United States could result in the adoption of additional tariffs by other countries, as well as export controls and further retaliatory actions by any affected country. Any resulting trade war could negatively affect the global market for pharmaceuticals and could have a significant adverse effect on our business. These developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and they may significantly reduce global trade. Any of these factors could depress economic activity, restrict our access to potential customers or suppliers, and have a material adverse effect on our business, financial condition, and results of operations.

Changes in tax law could increase the tax burden on our orphan drug programs and adversely affect our business and financial condition.

Changes in tax law, including to the orphan drug tax credit and other changes to U.S. and non-U.S. taxation, could increase our tax liability and adversely affect our operating results. For example, starting from January 1, 2022, the Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize domestic research and development costs in the year incurred and amortize such costs rather than deduct such costs in the year incurred. On July 4, 2025, the U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act (the OBBB Act) was enacted, which makes a number of changes to U.S. federal income tax law, including permanently suspending the requirement to capitalize and amortize domestic research and development expenditures and permitting such deductions on a current basis. We are currently evaluating the full impact of the OBBB Act on us. These changes could affect our total federal tax liability when and if we become profitable.

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

As of June 30, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 31% of our common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger or other major corporate transactions. This concentration of ownership may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as a stockholder, entrench our management and board of directors or delay or prevent a merger, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders and might affect the prevailing market price for our common stock.

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

(b)
Use of Proceeds from Public Offering of Common Stock

None.

(c)
Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

Tenaya Therapeutics, Inc.

Date: August 6, 2025	By:	/s/ Faraz Ali, M.B.A.
Faraz Ali, M.B.A.
Chief Executive Officer and Director (Principal Executive Officer and Interim Principal Financial Officer)