Form 10-Q
period 2025-09-30
Tenaya Therapeutics, Inc.
filed 2025-11-10
CIK 1858848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 4, 2025, the registrant had 166,505,885 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, investors can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements about:

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
•
the impact of regulations and regulatory decisions by the FDA and other regulatory agencies on our business, including the development of our product candidates;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TENAYA THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$56,312	$4,323
Short-term investments in marketable securities	—	57,123
Prepaid expenses and other current assets	4,927	5,929
Total current assets	61,239	67,375
Property and equipment, net	29,440	35,858
Operating lease right-of-use assets	10,057	11,890
Other noncurrent assets	4,244	4,817
Total assets	$104,980	$119,940
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,843	$5,162
Accrued and other current liabilities	7,441	8,035
Operating lease liabilities, current	2,926	2,778
Total current liabilities	13,210	15,975
Operating lease liabilities, noncurrent	8,601	10,830
Other noncurrent liabilities	301	281
Total liabilities	22,112	27,086
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock	16	8
Additional paid-in capital	667,685	607,229
Accumulated other comprehensive income (loss)	—	28
Accumulated deficit	(584,833)	(514,411)
Total stockholders’ equity	82,868	92,854
Total liabilities and stockholders’ equity	$104,980	$119,940

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$15,363	$20,350	$53,809	$68,054
General and administrative	5,573	6,361	18,747	23,242
Total operating expenses	20,936	26,711	72,556	91,296
Loss from operations	(20,936)	(26,711)	(72,556)	(91,296)
Other income, net:
Interest income	658	1,080	2,107	3,925
Other income (loss), net	3	(3)	27	78
Total other income, net	661	1,077	2,134	4,003
Net loss before income tax expense	(20,275)	(25,634)	(70,422)	(87,293)
Income tax expense	—	—	—	—
Net loss	(20,275)	(25,634)	(70,422)	(87,293)
Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	1	143	(28)	182
Comprehensive loss	$(20,274)	$(25,491)	$(70,450)	$(87,111)
Net loss per share, basic and diluted	$(0.12)	$(0.30)	$(0.48)	$(1.04)
Weighted-average shares used in computing net loss per share, basic and diluted	163,345,972	86,162,841	145,531,495	84,290,747

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2025	86,542,340	$8	$607,229	$28	$(514,411)	$92,854
Issuance of common stock and warrants in follow-on offering, net of issuance costs of $3,699	75,000,000	8	48,793	—	—	48,801
Issuance of common stock upon vesting of restricted stock units	295,191	—	—	—	—	—
Issuance of common stock in connection with at-the market sales, net of issuance costs of $280	822,566	—	912	—	—	912
Stock-based compensation	—	—	3,731	—	—	3,731
Other comprehensive loss	—	—	—	(38)	—	(38)
Net loss	—	—	—		(26,864)	(26,864)
Balance as of March 31, 2025	162,660,097	$16	$660,665	$(10)	$(541,275)	$119,396
Issuance of common stock pursuant to employee stock purchase plan	119,998	—	70	—	—	70
Issuance of common stock upon vesting of restricted stock units	196,007	—	—	—	—	—
Stock-based compensation	—	—	3,636	—	—	3,636
Other comprehensive income	—	—	—	9	—	9
Net loss	—	—	—	—	(23,283)	(23,283)
Balance as of June 30, 2025	162,976,102	$16	$664,371	$(1)	$(564,558)	$99,828
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	260,933	—	24	—	—	24
Issuance of common stock upon exercise of warrants	507,500	—	356	—	—	356
Stock-based compensation	—	—	2,934	—	—	2,934
Other comprehensive income	—	—	—	1	—	1
Net loss	—	—	—	—	(20,275)	(20,275)
Balance as of September 30, 2025	163,744,535	$16	$667,685	$—	$(584,833)	$82,868

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2024	68,330,342	$7	$542,805	$(106)	$(403,282)	$139,424
Issuance of common stock and pre-funded warrants, net of issuance costs of $3,236	8,888,890	1	46,761			46,762
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	246,708	—	11	—	—	11
Issuance of common stock upon exercise of pre-funded warrants	1,051,594	—	1	—	—	1
Stock-based compensation	—	—	4,224	—	—	4,224
Other comprehensive loss	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(32,228)	(32,228)
Balance as of March 31, 2024	78,517,534	$8	$593,802	$(120)	$(435,510)	$158,180
Issuance of common stock pursuant to employee stock purchase plan	320,951	—	554	—	—	554
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	28,952	—	30	—	—	30
Stock-based compensation	—	—	4,611	—	—	4,611
Other comprehensive income	—	—	—	53	—	53
Net loss	—	—	—	—	(29,431)	(29,431)
Balance as of June 30, 2024	78,867,437	$8	$598,997	$(67)	$(464,941)	$133,997
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	353,079	—	14	—	—	14
Issuance of warrant	—	—	175	—	—	175
Stock-based compensation	—	—	3,907	—	—	3,907
Other comprehensive income	—	—	—	143	—	143
Net loss	—	—	—	—	(25,634)	(25,634)
Balance as of September 30, 2024	79,220,516	$8	$603,093	$76	$(490,575)	$112,602

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(70,422)	$(87,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,609	6,379
Amortization (accretion) of premium (discount) on marketable securities	411	56
Stock-based compensation	10,301	12,742
Non-cash operating lease expense	1,833	2,655
Other	293	243
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	714	1,026
Other noncurrent assets	573	600
Accounts payable	(1,961)	120
Accrued and other current liabilities	(594)	(5,453)
Operating lease liabilities	(2,081)	(3,188)
Net cash used in operating activities	(54,324)	(72,113)
Cash flows from investing activities:
Purchases of property and equipment	(551)	(821)
Purchases of marketable securities	—	(85,058)
Proceeds from sales of marketable securities	10,958	—
Proceeds from maturities of marketable securities	45,743	72,890
Other	—	17
Net cash provided by (used in) investing activities	56,150	(12,972)
Cash flows from financing activities:
Proceeds from issuance of common stock, pre-funded warrants, and warrants in follow-on offering, net of issuance costs	48,801	46,762
Proceeds from exercise of stock options and employee stock purchase plan	94	609
Proceeds from exercise of warrants	356	—
Proceeds from exercise of prefunded warrants	—	1
Proceeds from at-the-market sales, net of issuance costs	912	—
Net cash provided by financing activities	50,163	47,372
Net change in cash, cash equivalents and restricted cash	51,989	(37,713)
Cash and cash equivalents and restricted cash at beginning of period	4,742	46,363
Cash and cash equivalents and restricted cash at end of period	$56,731	$8,650
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$56,312	$8,231
Restricted cash included in other noncurrent assets	419	419
Cash, cash equivalents and restricted cash	$56,731	$8,650
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued and other current liabilities	$—	$334
Issuance of warrant in connection with Loan Agreement	$—	$175

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

Liquidity

The Company has incurred net losses since inception and expects such losses to continue in the future as it conducts research and development activities. As of September 30, 2025, the Company had an accumulated deficit of $584.8 million. The Company incurred a net loss of $70.4 million and $87.3 million during the nine months ended September 30, 2025 and 2024, respectively. The Company had $56.3 million of cash, cash equivalents and investments in marketable securities as of September 30, 2025.

On August 6, 2024, the Company entered into a Loan Agreement with Silicon Valley Bank (SVB), a division of First-Citizens Bank & Trust Company (the Loan Agreement). As of September 30, 2025, under the Loan Agreement, the Company has the right to draw down $10.0 million at its discretion until December 31, 2025, and up to an additional $20.0 million that may be available at SVB's discretion, subject to specified conditions. See Note 6, Term Loan, for further details.

On March 5, 2025, the Company completed an underwritten offering of its common stock and accompanying warrants. The Company received net proceeds of approximately $48.8 million, after deducting underwriting discounts and commissions of approximately $3.2 million and other offering expenses of approximately $0.5 million. See Note 7, Stockholders' Equity, for further details. Subsequently, the Company issued an aggregate of 3,268,750 shares of its common stock upon the cash exercise of warrants issued in the underwritten offering for aggregate proceeds of approximately $2.3 million, including $1.9 million in October 2025. See Note 7, Stockholders' Equity, for further details on Company's warrants.

In March 2025, the Company announced cost containment measures, including a committed plan to reduce its workforce (the 2025 Workforce Reduction), in alignment with its focus on generating data from the clinical trials of TN-201 and TN-401. See Note 11, Workforce Reduction, for further details.

The Company believes that savings from these measures and future cost containment initiatives to be taken as necessary, combined with existing cash, cash equivalents and short-term investments as of September 30, 2025, along with the $10.0 million of funds available under its Loan Agreement with SVB, and the $1.9 million of proceeds from warrant exercises in October 2025, will be sufficient to fund the Company’s operations for at least the next twelve months following the date these condensed financial statements are filed with the Securities and Exchange Commission (SEC). Management also recognizes the need to raise additional capital to fully implement the Company's business plan. The Company may seek to raise capital through equity financings, debt financings, license agreements, collaborative agreements or other sources of financing. There is no assurance, however, that any additional financing or any revenue-generating license or collaboration will be available when needed or that the Company will be able to obtain financing or enter into a license or collaboration on terms acceptable to the Company, or at all. The condensed financial statements do not reflect any adjustments relating to the outcome of this uncertainty.

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

The interim condensed balance sheet as of September 30, 2025, the interim condensed statements of operations and comprehensive loss, stockholders’ equity and cash flows for the nine months ended September 30, 2025 and 2024 are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and reflect all adjustments that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The condensed results of operations for the nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed balance sheet as of December 31, 2024, included herein was derived from the audited financial statements as of that date. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025.

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

CIRM Grant

In February 2025, the Company announced it was awarded an $8 million grant from the California Institute for Regenerative Medicine (CIRM) to support the clinical trial of TN-401. The award is payable to the Company upon achievement of certain clinical milestones. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, the Company will co-fund the research project with CIRM and the amount of the Company's co-funding requirement is predetermined as a part of the award. The Company accounts for the grant under Accounting Standards Codification (ASC) 450-30, Gain Contingencies, and records the funds against the research and development expenses as the milestones are achieved. For the nine months ended September 30, 2025, the Company recognized $1.5 million in connection with the grant.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05), which provides a practical expedient for entities to estimate expected credit losses on current accounts receivable and current contract assets arising from revenue transactions accounted for under ASC 606. ASU 2025-05 is effective for the Company for annual periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact of this standard on its financial statements and related disclosures.

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

3.
Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2025	2024
	(In thousands)
Leasehold improvements	$26,217	$26,159
Laboratory equipment	19,845	19,770
Manufacturing equipment	19,485	17,738
Construction in progress	—	1,915
Computer equipment and software	1,874	1,664
Furniture and fixtures	902	902
Total property and equipment	$68,323	$68,148
Less: accumulated depreciation and amortization	(38,883)	(32,290)
Total property and equipment, net	$29,440	$35,858

Depreciation and amortization expense for the three months ended September 30, 2025 and 2024 was $1.9 million and $2.1 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2025 and 2024 was $6.6 and $6.4 million, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	September 30,	December 31,
	2025	2024
	(In thousands)
Accrued compensation and related expenses	$4,893	$5,595
Accrued research and development expenses	1,831	1,446
Accrued professional services	382	432
Accrued taxes	149	348
Other current liabilities	186	214
Total accrued and other current liabilities	$7,441	$8,035

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2025	2024
	(In thousands)
Prepaid expenses	$3,937	$5,087
Other current assets	990	842
Total prepaid expenses and other current assets	$4,927	$5,929

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

Information related to operating lease activity during the three and nine months ended September 30, 2025 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Operating lease cost	$889	$1,356	$2,667	$3,506
Variable lease cost	410	377	1,043	1,079
Total lease cost	$1,299	$1,733	$3,710	$4,585

Operating lease right-of-use assets obtained in exchange for lease obligations			$—	$5,302
Cash paid for amounts included in the measurement of lease liabilities			$2,914	$4,039

As of September 30, 2025, the Company’s operating leases had a weighted average remaining lease term of 4.2 years and a weighted average discount rate of 9.0%. As of December 31, 2024, the Company’s operating leases had a weighted average remaining lease term of 4.8 years and a weighted average discount rate of 8.9%. Future minimum lease payments under the Company’s operating leases as of September 30, 2025 were as follows:

Amount
(In thousands)
2025 (three months remaining)	$947
2026	3,864
2027	3,775
2028	1,471
2029	1,515
Thereafter	2,491
Total undiscounted future minimum lease payments	$14,063
Imputed interest	(2,536)
Total operating lease liabilities	$11,527

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

Indemnification

From time to time, the Company may become involved in litigation and other legal actions. The Company estimates the range of liability related to any pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. The Company was not involved in any material litigation as of September 30, 2025 and December 31, 2024.

In the normal course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amounts of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with its directors and certain officers that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of September 30, 2025 and December 31, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and, consequently, has not recorded any related liabilities.

5.
Stock-Based Compensation

2024 Inducement Equity Incentive Plan

In September 2024, the Board of Directors (the Board) adopted the Company's 2024 Inducement Equity Incentive Plan (the Inducement Plan), and subject to the adjustment provisions of the Inducement Plan, reserved 1,200,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan allows the Company to make equity awards to prospective employees of the Company as an inducement to such individual’s commencement of employment with the Company.

Total shares reserved and available for grant under the Inducement Plan as of September 30, 2025, are 525,000.

2021 Equity Incentive Plan

Under the Company’s 2021 Equity Incentive Plan (the 2021 Plan), 4,000,000 shares of the Company’s common stock were initially reserved for issuance of equity awards to employees, directors, and consultants, under terms and provisions established by the Board. The number of shares of common stock available for issuance under the 2021 Plan automatically increases on the first day of January for a period of ten years, commencing on January 1, 2022, in an amount equal to the lesser of: 4,000,000 shares; 4% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding year; or such other amount as the board of directors may determine.

The total number of shares reserved and available for grant under the 2021 Plan as of September 30, 2025 is 1,785,929.

Repricing

On January 22, 2025, the Compensation Committee of the Company's Board approved a repricing of certain outstanding vested and unvested stock option awards under the Amended and Restated 2016 Equity Incentive Plan (the 2016 Plan) and 2021 Plan for eligible employees and certain other service providers (the Repricing Participants). The per share exercise price of eligible stock option awards was reduced to $1.21, the closing price of the Company's common stock on January 24, 2025 (the Repricing Effective Date). To receive the benefit of the repricing, Repricing Participants were required to remain a Service Provider (as such term is defined in the 2016 Plan or 2021 Plan) through the period (the Retention Period) that began on the Repricing Effective Date and ended on July 24, 2025 (the Retention Date) and not exercise any of their repriced stock options prior to the Retention Date. Option holders who exercised their repriced stock options prior to the Retention Date were required to pay the original exercise price per share of such repriced options. No other changes were made to the terms and conditions of the eligible stock option awards. The stock option repricing impacted 4.1 million stock option awards and affected 89 employees and service providers.

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

The repricing resulted in a total incremental stock-based compensation expense of $1.3 million, which was calculated using the Black-Scholes option pricing model, of which $1.0 million is associated with vested repriced options as of the Retention Date and were recognized on a straight-line basis over the Retention Period. The remaining $0.3 million of the incremental stock-based compensation expense is associated with unvested repriced options beyond the Retention Period and will be recognized on a straight-line basis over the remaining original vesting periods. For the nine months ended September 30, 2025, the Company recognized $1.0 million of incremental stock-based compensation expense.

Stock Option Activity

The following table summarizes stock option activity:

	Shares	Weighted Average Exercise Price
		(in dollars)
Outstanding as of December 31, 2024	9,253,976	$6.51
Granted	3,829,175	$0.90
Exercised	(20,095)	$1.21
Cancelled	(814,142)	$5.78
Outstanding as of September 30, 2025	12,248,914	$1.93

The weighted average exercise price of options outstanding as of September 30, 2025 includes the effect of repricing.

Stock option awards granted to employees generally vest over a four-year period. The contractual term of stock option awards is generally 10 years from the grant date.

Stock Option Valuation

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected term (in years)	6.1	N/A	5.5 – 6.1	6.0 – 6.1
Expected volatility	90%	N/A	87% – 91%	92% – 93%
Risk-free interest rate	3.7%	N/A	3.7% – 4.5%	3.9% – 4.5%
Expected dividend yield	—%	N/A	—%	—%

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

	Shares	Weighted Average Grant Date Fair Value per Share
		(in dollars)
Unvested as of December 31, 2024	1,354,178	$4.14
Granted	1,497,678	$1.17
Vested	(732,036)	$3.05
Forfeited	(382,553)	$2.75
Unvested as of September 30, 2025	1,737,267	$2.34

2021 Employee Stock Purchase Plan

Under the Company's 2021 Employee Stock Purchase Plan (the ESPP), the Company initially reserved 800,000 shares for future issuance. The number of shares of common stock available for issuance under the ESPP automatically increases on the first day of each fiscal year for a period of ten years beginning with 2022 in an amount equal to the lesser of: 800,000 shares; 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding year; or such other amount as the Board may determine. As of September 30, 2025, 2,345,079 shares were reserved for future issuance under the ESPP. Under the Company’s ESPP, employees are generally eligible to participate and can purchase shares on each purchase date established semi-annually through payroll deductions at the lower of 85% of the fair market value of the Company’s stock at the commencement of the offering period or each purchase date of the offering period. Each offering period spans 6 months. The ESPP permits eligible employees to purchase common stock through payroll deductions for up to 15%

of qualified compensation, up to an annual limit of $25,000 per the Internal Revenue Service. For the nine months ended September 30, 2025 and 2024, the stock-based compensation expense for ESPP was not material.

Stock-Based Compensation

The following table summarizes stock-based compensation recognized in the Company’s condensed statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$1,485	$2,048	$5,405	$6,283
General and administrative	1,449	1,859	4,896	6,459
Total stock-based compensation	$2,934	$3,907	$10,301	$12,742

6.
Term Loan

Loan Agreement

On August 6, 2024, the Company entered into the Loan Agreement with SVB. Pursuant to the terms of the Loan Agreement, term loans in an aggregate principal amount of up to $45.0 million may be made under multiple tranches. The tranches can be drawn as follows: the first tranche of up to $15.0 million became available on the closing date but expired on June 30, 2025; the second, third, and fourth tranches, in amounts of $5.0 million, $2.5 million, and $2.5 million, respectively, became available in October 2024, December 2024, and September 2025, respectively, upon the achievement of certain clinical milestones and are available for draw down through December 31, 2025; and the final tranche of $20.0 million may be available for draw down through July 31, 2026, on such terms as may be agreed by the parties and subject to approval by SVB's credit committee and subject to SVB's discretion. With the exception of the final tranche, and subject to achievement of the applicable milestones and other requirements with respect to each tranche, draw downs are at the Company's election. As of September 30, 2025, the Company has not drawn any funds under the Loan Agreement.

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

“At-the-Market” Equity Offering

On August 10, 2022, the Company entered into a sales agreement (the Sales Agreement) with Leerink Partners LLC to establish an “at-the-market” (ATM) offering defined in Rule 415 under the Securities Act. Pursuant to the Sales Agreement, the Company is permitted to offer and sell, from time to time, shares of its common stock having a maximum aggregate offering price of up to $75.0 million. In January 2025, the Company sold 822,566 shares of our common stock under the ATM offering for net proceeds of $0.9 million, after deducting commissions and offering costs of $0.3 million. As of September 30, 2025, the Company may issue and sell up to approximately $69.8 million of common stock under the ATM offering.

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

As of September 30, 2025, total shares of common stock reserved for issuance, on an as-if converted basis, are as follows:

September 30, 2025
Outstanding stock options and awards	13,986,181
Outstanding Lender Warrant	122,749
Outstanding Series A and Series B Warrants	111,992,500
Shares available for further issuance under the 2024 Inducement Equity Incentive Plan	525,000
Shares available for further issuance under the 2021 Equity Incentive Plan	1,785,929
Shares available for further issuance under the 2021 Employee Stock Purchase Plan	2,345,079
Total	130,757,438

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

		September 30, 2025
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$53,465	$—	$—	$53,465
Total financial assets		$53,465	$—	$—	$53,465

		December 31, 2024
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$1,289	$—	$—	$1,289
Marketable securities:
U.S. treasuries	Level 1	49,135	28	(12)	49,151
Commercial paper	Level 2	3,974	3	—	3,977
Government agencies bonds	Level 2	3,987	8	—	3,995
Total financial assets		$58,385	$39	$(12)	$58,412

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

The Company's financial liability measured at fair value on a recurring basis consists of the Remaining Lender Warrant issued in connection with the Loan Agreement (see Note 7, Stockholders' Equity). The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company utilized the Black-Scholes option valuation model to fair value the warrant liability. The fair value is estimated using the Black-Scholes option-pricing model and adjusted for the likelihood of draw downs. The expected term is based on the remaining contractual term of the warrant. The Company estimates its expected stock volatility based on the historical volatility of a set of peer companies, which are publicly traded, and expects to continue to do so until it has adequate historical data regarding the volatility of its own publicly-traded stock price. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the expected term of the Lender Warrant. The Company uses an expected dividend yield of zero based on the fact that the Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future. The warrant liability is subject to re-measurement at each balance sheet date, and any change in fair value is recognized as a gain or loss in our statement of operations and comprehensive loss. During the three and nine months ended September 30, 2025, the fair value of the warrant liability and its change were not material.

The carrying amount of the Company’s remaining financial assets and liabilities, which include cash, receivables and payables, approximate their fair values due to their short-term nature.

9.
Income Taxes

For the nine months ended September 30, 2025 and 2024, the Company did not record any income tax expense or benefit. The Company has recorded a full valuation allowance against its U.S. federal and state deferred tax assets as the Company believes it is more likely than not that the benefit will not be realized.

10.
Net Loss Per Share

Basic and diluted loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. The following potentially dilutive securities were not included in the calculation of diluted net loss per share as of the periods presented because the effect would have been anti-dilutive:

	September 30,
	2025	2024
Outstanding stock options and restricted stock units	13,986,181	11,146,572
Outstanding Lender Warrant	122,749	171,848
Outstanding Series A and B Warrants	111,992,500	—
Total	126,101,430	11,318,420

11.
Workforce Reduction

In March 2025, the Company announced cost containment measures, including a committed plan to reduce its workforce (the 2025 Workforce Reduction), in alignment with the Company's focus on generating data from the MyPEAKTM-1 and RIDGETM-1 clinical trials of TN-201 and TN-401, respectively. In connection with the 2025 Workforce Reduction, the Company estimated that it would incur approximately $1.6 million to $2.7 million of aggregate charges, primarily related to employee cash severance and continuing health benefits. During the nine months ended September 30, 2025, the Company recognized $1.2 million of the total estimated charges. The Company expects to recognize substantially all of the remaining charges by the end of the first quarter of 2026.

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

The following table provides information about the Company’s operating expenses by function and includes a reconciliation to net loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development
Clinical	$4,065	$6,307	$15,410	$20,629
Research	3,579	5,158	13,681	16,306
Manufacturing (pre-commercial)	4,107	5,139	13,631	18,323
Other	3,612	3,746	11,087	12,796
Total Research and development	$15,363	$20,350	$53,809	$68,054
General and administrative	5,573	6,361	18,747	23,242
Total operating expenses	20,936	26,711	72,556	91,296
Loss from operations	(20,936)	(26,711)	(72,556)	(91,296)
Other income, net:
Interest income	658	1,080	2,107	3,925
Other income (loss), net	3	(3)	27	78
Total other income, net	661	1,077	2,134	4,003
Net loss before income tax expense	(20,275)	(25,634)	(70,422)	(87,293)
Income tax expense	—	—	—	—
Net loss	$(20,275)	$(25,634)	$(70,422)	$(87,293)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2025.

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

We are advancing a deep and diverse modality agnostic pipeline of targeted therapies for heart conditions discovered internally using our extensive target identification and validation and genetic medicine design and manufacturing capabilities. All of our programs are currently in the clinical or preclinical stage; we do not have any products approved for sale and have not generated any revenue to date.

We are primarily focused on development of our lead investigational product candidates, TN-201, a gene therapy for MYBPC3-associated hypertrophic cardiomyopathy (HCM), and TN-401, a gene therapy for PKP2-associated arrhythmogenic right ventricular cardiomyopathy (ARVC). Each candidate is currently in the clinical testing stage to establish the safety profile of two different doses in adults with disease due to pathogenic/likely pathogenic mutations. We anticipate that data generated in the next year will inform late-stage development by characterizing each candidates’ safety and tolerability profile, ability to transduce target heart cells, and produce the lacking protein underlying disease to slow – or even halt – disease progression. Where our discovery efforts lead to product candidates intended for relatively prevalent indications, such as TN-301, our small molecule histone deacetylase-6 (HDAC6) inhibitor for heart failure with preserved ejection fraction (HFpEF), our strategy is to out-license or partner with third parties.

TN-201 is our investigational gene therapy for individuals with HCM due to MYBPC3gene mutations. These mutations result in a deficiency of myosin binding protein (MyBP-C), which in turn can cause the heart walls of affected individuals to become significantly thickened, leading to fibrosis, abnormal heart rhythms, cardiac dysfunction, heart failure and death. HCM is a chronic, progressive condition and those diagnosed with the disease often experience significant impairment in overall quality of life and may be at higher risk for serious complications and co-morbidities. TN-201 utilizes a recombinant adeno-associated virus serotype 9 (AAV9) capsid and is designed to deliver a working MYBPC3 gene to specific cells of the heart in order to produce MyBP-C and thereby potentially slow or even reverse the course of MYBPC3-associated HCM following a single infusion.

MyPEAKTM-1 is our Phase 1b/2a multi-center, open-label clinical trial, designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-201. Enrollment and dosing in both the 3E13 vg/kg dose (Cohort 1) and 6E13 vg/kg dose (Cohort 2) cohorts are complete. In summer 2025, the independent data safety monitoring board (DSMB) for the MyPEAK-1 trial reviewed all available safety data from the first six patients dosed with TN-201. The DSMB determined that TN-201 had an acceptable safety profile and endorsed proceeding into expansion cohorts at either dose level, per protocol. We have since dosed one additional patient at the 6E13 vg/kg dose level with no new meaningful safety events associated with TN-201.

In November 2025, we presented interim data from MyPEAK-1 during the Late-Breaking Science: Main Event session at the American Heart Association’s (AHA) Scientific Sessions 2025. Interim data presented at AHA included safety, biopsy and efficacy results for the three patients enrolled in Cohort 1 with follow-up ranging from Week 52-78, and safety and available assessments for the patients in Cohort 2 who have post-dose assessments ranging from Week 12-26 as of the July 2025 data cut off. Patient 5 was lost to further follow-up after week 12. TN-201 was generally well tolerated across both dose cohorts and no dose-limiting toxicities were observed. Reversible, asymptomatic liver enzyme elevations (Grade 1-3) were the most common treatment-related adverse events (AEs) reported. There were two treatment-related AEs classified as serious either due to inpatient administration of steroids or extended monitoring; a Grade 2 transaminase elevation that responded to steroids and a Grade 1 elevation of complement factors that resolved without additional intervention. Adjustments to monitoring and immunosuppression during Cohort 1 resulted in faster tapers and lower cumulative corticosteroid doses in Cohort 2, despite the higher TN-201 dose.

Biopsy data demonstrated that TN-201 transduction and mRNA expression were robust. DNA and RNA analyses of all three patients in Cohort 1 show evidence of sustained presence of TN-201 DNA in the heart and increasing mRNA expression over time. MyBP-C protein levels also increased over time across all patients in both cohorts for whom serial biopsies were available. In Cohort 1 patient protein levels increased by an average of 4% from the first biopsy taken to Week 52. The first evaluable patient in Cohort 2 (Patient 6) demonstrated a clear dose response, and early MyBP-C expression increased by 14% after only 12 weeks post-dose. Of note, Patient 6 had a greater than 2-fold increase in cardiac transduction and expression at Week 12 relative to the averages for these measures observed across Cohort 1.

All patients with greater than 26 weeks of follow-up demonstrated improvement in at least one parameter of disease, across biomarkers, hypertrophy and heart failure symptoms. Cardiac Troponin I, a predictive risk factor of cardiac AEs such as ventricular arrhythmias, sudden cardiac death, and progression to end-stage heart failure, declined by as much as 74% from baseline, to normal or near-normal levels in all Cohort 1 patients. NT-proBNP, a biomarker of cardiac muscle strain, improved or remained stable in two of three Cohort 1 patients. Cardiac Troponin I remained within the normal range and NT-proBNP remained stable for Patient 4 from Cohort 2 at their Week 26 assessment. All three patients in Cohort 1 now have evidence of significant improvement in one or more measures of hypertrophy at Week 52, with notable reductions in left ventricular posterior wall thickness (LVPWT) of between 21% and 39%. LVPWT for Patient 4 in Cohort 2 was stable at Week 26. Greater LVPWT is an independent risk factor for reduced long-term survival after septal myectomy. Two out of three Cohort 1 patients saw reductions from baseline in left ventricular mass index (LVMI) of between 12% and 22% at Week 52. LVMI for Patient 4 in Cohort 2 was stable at Week 26. NYHA classification, a measure of the impact of heart failure symptoms on activities of daily living, improved in all patients by at least one class by Week 26, and all Cohort 1 patients are now NYHA Class I (asymptomatic). Longer-term follow-up for all patients is required to further inform our understanding of TN-201’s potential as a treatment for MYBPC3-associated HCM.

Following proactive correspondence with the U.S. Food and Drug Administration (FDA) relating to future development plans for TN-201, on November 7, 2025, we announced that the FDA placed MyPEAK-1 on clinical hold requesting an amendment to the protocol primarily to standardize activities related to patient monitoring and management of the immunosuppression regimen across trial sites. We are working swiftly and collaboratively with the FDA to resolve the clinical hold and intend to resume dosing once the protocol changes have been implemented at trial sites. We do not expect this action to impact data milestones or development timelines for TN-201.

To support our development efforts for TN-201 we are conducting two noninterventional studies: a study evaluating seroprevalence to AAV9 antibodies among adults with MYBPC3-associated HCM, and MyClimb, a prospective and retrospective global natural history study focused on pediatric patients with MYBPC3 mutation-associated cardiomyopathy. The seroprevalence study has completed enrollment. Initial data from the seroprevalence study indicated that antibodies to AAV9 in the majority of participants were below the eligibility threshold that would allow for participation in MyPEAK-1. The MyClimb natural history study is following patient medical history to characterize the outcomes, burden of illness, risk factors, quality of life, and biomarkers associated with disease progression in pediatric patients. MyClimb complements existing disease registries focused primarily on adult patient HCM populations and may support and expedite the development of TN-201 in the pediatric patient population. Initial data from MyClimb indicated that 93% of participants had the nonobstructive HCM phenotype, for which there are currently no approved treatment options and that genotypic status was a significant predictor of risk. The data also revealed that left ventricular mass index may serve as a surrogate marker for poor long-term outcomes and as an appropriate marker to evaluate the early effectiveness of TN-201’s potential in a future pivotal trial.

The FDA has granted TN-201 Fast Track, Orphan Drug and Rare Pediatric Drug Designations. TN-201 has also received orphan medicinal product designation from the European Commission (EC).

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

RIDGETM-1 is our Phase 1b multi-center, open-label clinical trial, designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-401. In July 2025, safety data from the first three RIDGE-1 patients dosed at the 3E13 vg/kg dose (Cohort 1) were reviewed by an independent DSMB which endorsed both dose escalation to the 6E13 vg/kg dose cohort (Cohort 2) and expanding enrollment in Cohort 1. Enrollment in Cohort 2 is now complete and we may enroll additional patients at the 3E13 vg/kg dose (Cohort 1). Additional enrollment at the 6E13vg/kg dose (Cohort 2) will be considered following a review of all available safety data by the DSMB. Initial clinical data from Cohort 1 is expected before year end.

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

Extensive in vitro and in vivo studies have shown that TN-301 addresses diverse pathological processes with direct and systemic benefits in models of HFpEF. In comparative studies, selective HDAC6 inhibition as a single agent has been shown to have similar efficacy to empagliflozin, a sodium-glucose cotransporter-2 (SGLT2) inhibitor which is approved for the treatment of HFpEF and co-administration of our HDAC6 inhibition with a SGLT2 inhibitor in a HFpEF mouse model demonstrated additive benefit.

We shared positive data from our Phase 1 clinical trial of TN-301 in healthy participants at the 2023 Heart Failure Society of America Annual Scientific Meeting. TN-301 was generally well tolerated across the broad range of doses studied. Pharmacokinetic results showed overall dose proportionality with a half-life supportive of once-daily dosing. Increasing doses and exposures with TN-301 correlated with increased pharmacodynamic effects. There were no changes in histone acetylation with TN-301 underscoring the selectivity of TN-301 for HDAC6 and potentially reducing the risk of off target effects. Taken together, these data support continued development of TN-301 as a potential treatment for patients with HFpEF and other severe diseases - including those outside of cardiology- in which inflammation, fibrosis and metabolic dysregulation may be implicated. We believe late-stage clinical development of TN-301 for more prevalent indications is best suited for development by or with a well-resourced partner.

In addition to our clinical-stage candidates, we have multiple early-stage programs using various therapeutic approaches, including gene addition, gene editing, gene silencing, and cellular regeneration to address other forms of rare and/or prevalent heart disease.

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

For the production of our lead gene therapy candidates, we maintained complete ownership of process development, analytical development, and quality control and have already produced all necessary clinical trial material needed for our current clinical trials at our Good Manufacturing Practice (cGMP)-certified Genetic Medicines Manufacturing Center in Union City, California.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024:

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,		$	%
(in thousands, except percentages)	2025	2024	Change	Change
Operating expenses:
Research and development	$15,363	$20,350	$(4,987)	(25%)
General and administrative	5,573	6,361	(788)	(12%)
Total operating expenses	20,936	26,711	(5,775)	(22%)
Loss from operations	(20,936)	(26,711)	5,775	(22%)
Other income, net:
Interest income	658	1,080	(422)	(39%)
Other expense, net	3	(3)	6	NM
Total other income, net	661	1,077	(416)	(39%)
Net loss	$(20,275)	$(25,634)	$5,359	(21%)

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

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended September 30,		$	%
(in thousands, except percentages)	2025	2024	Change	Change
Clinical	$4,065	$6,307	$(2,242)	(36%)
Research	3,579	5,158	(1,579)	(31%)
Manufacturing (pre-commercial)	4,107	5,139	(1,032)	(20%)
Other	3,612	3,746	(134)	(4%)
Total research and development expenses	$15,363	$20,350	$(4,987)	(25%)

Research and development expenses were $15.4 million and $20.4 million for the three months ended September 30, 2025 and 2024, respectively. The year-over-year decrease of $5.0 million, or 25%, was primarily due to:

•
a decrease of $2.2 million in clinical trial related costs primarily driven by a decrease in clinical support costs, including clinical supply chain services and regulatory consulting fees;
•
a $1.6 million decrease in research expenses, reflecting lower employee-related costs driven by our workforce reductions initiated in March 2025 and May 2024 (together, the Workforce Reductions) and reduced lab supply and service costs; and
•
a decrease of $1.0 million in manufacturing costs reflecting lower employee-related costs driven by the Workforce Reductions and lower facility maintenance fees;

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

General and administrative expenses were $5.6 million and $6.4 million for the three months ended September 30, 2025 and 2024, respectively. The year-over-year decrease of $0.8 million, or 12%, was primarily due to decreases in employee-related costs driven by the Workforce Reductions and lower professional fees.

Interest Income

Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. Interest income was $0.7 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively. The year-over-year decrease of $0.4 million was primarily due to lower cash, cash equivalents and investment balances.

Net Loss

Net loss for the three months ended September 30, 2025, was $20.3 million, compared to a net loss of $25.6 million for the three months ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2025 and 2024:

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,		$	%
(in thousands, except percentages)	2025	2024	Change	Change
Operating expenses:
Research and development	$53,809	$68,054	$(14,245)	(21%)
General and administrative	18,747	23,242	(4,495)	(19%)
Total operating expenses	72,556	91,296	(18,740)	(21%)
Loss from operations	(72,556)	(91,296)	18,740	(21%)
Other income, net:
Interest income	2,107	3,925	(1,818)	(46%)
Other income, net	27	78	(51)	(65%)
Total other income, net	2,134	4,003	(1,869)	(47%)
Net loss	$(70,422)	$(87,293)	$16,871	(19%)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Nine Months Ended September 30,		$	%
(in thousands, except percentages)	2025	2024	Change	Change
Clinical	$15,410	$20,629	$(5,219)	(25%)
Research	13,681	16,306	(2,625)	(16%)
Manufacturing (pre-commercial)	13,631	18,323	(4,692)	(26%)
Other	11,087	12,796	(1,709)	(13%)
Total research and development expenses	$53,809	$68,054	$(14,245)	(21%)

Research and development expenses were $53.8 million and $68.1 million for the nine months ended September 30, 2025 and 2024, respectively. The year-over-year decrease of $14.2 million, or 21%, was primarily due to:

•
a decrease of $5.2 million in clinical trial related costs primarily driven by a decrease in clinical support costs, including regulatory consulting fees and lower employee-related costs driven by the Workforce Reductions;
•
a decrease of $4.7 million in manufacturing costs reflecting lower employee-related costs driven by the Workforce Reductions, as well as reduced spending on supplies, materials, and facility maintenance; and
•
decreases of $2.6 million research costs and $1.7 million in other research and development costs reflecting lower employee-related costs driven by the Workforce Reductions.

General and Administrative

General and administrative expenses were $18.7 million and $23.2 million for the nine months ended September 30, 2025 and 2024, respectively. The year-over-year decrease of $4.5 million, or 19%, was primarily due to decreases in employee-related costs driven by the Workforce Reductions and lower professional fees.

Interest Income

Interest income was $2.1 million and $3.9 million for the nine months ended September 30, 2025 and 2024, respectively. The year-over-year decrease of $1.8 million was primarily due to lower cash, cash equivalents and investment balances.

Net Loss

Net loss for the nine months ended September 30, 2025, was $70.4 million, compared to a net loss of $87.3 million for the nine months ended September 30, 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and we have incurred significant net losses and negative cash flows from operations. From our inception through September 30, 2025, we have funded our operations primarily from the sale and issuance of our equity securities. As of September 30, 2025, we had cash, cash equivalents and investments in marketable securities of $56.3 million and an accumulated deficit of $584.8 million. We believe that savings from the Workforce Reductions and future cost containment initiatives to be taken as necessary, combined with existing cash, cash equivalents and short-term investments as of September 30, 2025, along with the $10.0 million of funds available under our Loan Agreement with Silicon Valley Bank (SVB), and the $1.9 million of proceeds from warrant exercises in October 2025, will be sufficient to fund our operations for at least the next twelve months following the filing of this Quarterly Report on Form 10-Q.

CIRM Grant

In February 2025, we announced we were awarded an $8 million grant from the CIRM to support RIDGE-1. The award is payable to us upon achievement of certain clinical milestones. Additionally, if CIRM determines, in its sole discretion, that we have not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, we will co-fund the research project with CIRM and the amount of our co-funding requirement is predetermined as a part of the award. For the nine months ended September 30, 2025, the Company recognized $1.5 million in connection with the grant.

Loan Agreement

On August 6, 2024, we entered into a Loan Agreement with SVB. As of September 30, 2025, under the Loan Agreement, we have the right to draw down $10.0 million at our discretion, and up to an additional $20.0 million that may be available at SVB’s discretion, subject to specified conditions.

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

“At-the-Market” Equity Offering

On August 10, 2022, we entered into a sales agreement (the Sales Agreement) with Leerink Partners LLC to establish an “at-the-market” (ATM) offering defined in Rule 415 under the Securities Act. Pursuant to the Sales Agreement, the Company is permitted to offer and sell, from time to time, shares of its common stock having a maximum aggregate offering price of up to $75.0 million. In January 2025, we sold 822,566 shares of our common stock under the ATM offering for net proceeds of $0.9 million, after deducting commissions and offering costs of $0.3 million. As of September 30, 2025, the Company may issue and sell up to approximately $69.8 million of common stock under the ATM offering.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Net cash provided by (used in):
Operating activities	$(54,324)	$(72,113)
Investing activities	56,150	(12,972)
Financing activities	50,163	47,372
Net change in cash, cash equivalents and restricted cash	$51,989	$(37,713)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $54.3 million, which consisted primarily of a net loss of $70.4 million and a net change in operating assets and liabilities of $3.3 million, partially offset by $18.6 million in non-cash charges. The change in net operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses and other current liabilities of $2.6 million. Cash flows from operations are generally impacted by the timing of payments to vendors and vendor payment terms. The non-cash charges primarily consisted of stock-based compensation of $10.3 million and depreciation and amortization of $6.6 million.

Net cash used in operating activities for the nine months ended September 30, 2024 was $72.1 million, which consisted primarily of a net loss of $87.3 million and a net change in operating assets and liabilities of $6.9 million, partially offset by $21.0 million in non-cash charges. The change in net operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses and other current liabilities of $5.3 million and a decrease in operating lease liabilities of $3.2 million, partially offset by a decrease of prepaid expenses and other current assets of $1.0 million. Cash flows from operations are generally impacted by the timing of payments to vendors and vendor payment terms. The non-cash charges primarily consisted of stock-based compensation of $12.7 million and depreciation and amortization of $6.4 million.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2025 was $56.2 million, which consisted primarily of proceeds from maturities of marketable securities of $45.7 million and sales of marketable securities of $11.0 million.

Net cash used in investing activities for the nine months ended September 30, 2024 was $13.0 million, which consisted primarily of purchases of marketable securities of $85.1 million, partially offset by proceeds from maturities of marketable securities of $72.9 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $50.2 million, which primarily consisted of net proceeds from our March 2025 follow-on offering of $48.8 million.

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

Critical Accounting Policies and Estimates

A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer, who is also serving as our interim Principal Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and interim Principal Financial Officer has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and interim Principal Financial Officer, to allow timely decisions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception, have not generated any product revenue to date and have financed our operations principally through issuances of our stock. As of September 30, 2025, we had an accumulated deficit of $584.8 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs, manufacturing activities and from general and administrative costs associated with our operations. Our product candidates will require substantial additional development time and resources before we will be able to apply for regulatory approvals and, if approved, begin generating revenue from product sales. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

On March 27, 2025, in alignment with our focus on generating data from our MyPEAK-1 and RIDGE-1 clinical trials of TN-201 and TN-401, respectively, we announced cost containment measures, including the 2025 Workforce Reduction. We expect to incur approximately $1.6 to $2.7 million of aggregate charges, primarily related to employee cash severance and continuing health benefits. During the nine months ended September 30, 2025, we recognized $1.2 million of the total estimated charges. We expect to recognize substantially all of the remaining charges by the end of the first quarter of 2026.

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

As of September 30, 2025, we had $56.3 million in cash, cash equivalents and investments in marketable securities. We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our preclinical development programs, platforms, manufacturing activities, ongoing or planned clinical trials or future commercialization efforts.

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

As of the filing date of this periodic report, under our Loan Agreement, we have the right to draw down $10.0 million at our discretion, and up to an additional $20.0 million may be made available to us at the lender’s sole discretion. Our ability to draw down an additional tranche of $20.0 million is subject to agreement on the terms and conditions thereof and SVB’s sole discretion. As security for our obligations under the Loan Agreement, we granted SVB a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions. We intend to satisfy our future debt service obligations with our existing cash and cash equivalents. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our outstanding debt. Funds from external sources may not be available on acceptable terms, if at all.

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
•
the suspension or termination of our clinical trials, as a result of a clinical hold by regulatory authorities or a voluntary pause, for various reasons, such as we experienced with MyPEAK-1;
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

Serious adverse events or other side effects observed in any of our clinical trials, through our expanded access program, or in similar trials by other sponsors, may result in difficulty recruiting patients to the clinical trials, cause patients to drop out of our trials, or require that we abandon the trials or our development efforts of that product candidate altogether.

We, the FDA, EMA, other comparable regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects or that the expected benefit does not justify the risk. For example, in November 2025, we announced that the FDA placed MyPEAK-1 on clinical hold to request a protocol amendment, primarily to standardize activities related to patient monitoring and management of the immunosuppressive regimen across trial sites. While we are not certain how long the clinical hold will last, we are working swiftly and collaboratively with the FDA to amend our protocol to address the agency’s concerns. There is no assurance that the current hold or any future hold on our clinical trials would not have a material adverse effect on our business or our data milestones or development timelines for TN-201 or other product candidates.

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

Due to the significant resources required for the development of product candidates, in particular our product candidates in clinical trials, we must decide which programs, product candidates and indications to pursue and advance the amount of resources to allocate to each. For example, in connection with our cost containment measures, including the Workforce Reduction, we are prioritizing generating data from our MyPEAK-1 and RIDGE-1 clinical trials of TN-201 and TN-401, respectively. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular programs, product candidates or therapeutic areas may not lead to the development of any viable commercial product and may result in the diversion of resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain platforms, programs or product candidates may subsequently also prove to be less than optimal and could cause us to miss valuable opportunities. If we make incorrect assumptions and/or determinations regarding data emerging from our clinical trials, the viability or market potential of any of our programs or product candidates or misread trends in the biotechnology industry, in particular in the field of cardiology, our business could be seriously harmed. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other programs, product candidates or other diseases that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to our platforms or product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

Such delays may also hamper our ability to further process improvement, maintain quality control, limit our reliance on contract manufacturers and protect our trade secrets and other intellectual property, and could adversely impact the development or commercialization of our product candidates. Moreover, if we were required to change manufacturing facilities during the clinical development process, we may also be required to conduct additional studies, make notifications to regulatory authorities, make additional filings to regulatory authorities, and obtain regulatory authority approval for the new facilities, which approval may be delayed or never received.

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

We may be sued if any of our product candidates or any medications, procedures or activities associated with our clinical trial protocols or our expanded access program cause or are perceived to cause injury, or if our product candidates are found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale post-approval. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the protocol or product, negligence, strict liability, or a breach of warranties. Claims could also be asserted under state consumer protection laws. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit testing and commercialization of our products. Even a successful defense would require significant financial and management resources.

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

Further, under the current leadership at the HHS, layoffs due to the reduction in force initiative and other measures implemented by the Department of Government Efficiency, the government shutdown, agency staff departures, and lapse of government appropriations can impact the normal operations of the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. It is unclear how our industry and our clinical programs will be impacted by policies, regulations and initiatives implemented under the current administration and FDA commissioner, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.

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

The pharmaceutical industry in the U.S. has also been significantly impacted by other major legislative initiatives. Under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. In September and October 2025, the government announced the first agreements with two major pharmaceutical companies to bring American drug prices in line with the lowest paid by other developed nations, requiring the companies to offer medicines at a deep discount off the list price when selling directly to American patients. Such agreements and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increases generic and biosimilar drug entry sooner than expected, that can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges as well as future legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current administration on us and the pharmaceutical industry as a whole is unclear. Further, changes to the leadership of federal agencies under the current administration, as well as new policies, executive orders and actions, such as a freeze on hiring, return-to-office policy, and a freeze on implementing new regulations and on external communications, may impact normal operations of the FDA and other agencies or result in a material impact on our clinical development plans and timelines. The implementation of cost containment measures, including the prescription drug provisions under the IRA, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

The regulatory framework for privacy and personal information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The U.S. federal and various state, local and foreign government bodies and agencies have adopted or are considering adopting laws, rules, regulations and standards limiting, or laws, rules, regulations and standards regarding, the collection, distribution, use, disclosure, storage, transfer, security and other processing of personal information.

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

In the U.S., a variety of laws, rules, regulations and standards relating to privacy, data protection, security, and the collection, use, transfer, and other processing of data potentially may apply to our activities, such as state data breach notification laws, state personal data privacy laws, for example, the CCPA, state health information privacy laws, and federal and state consumer protection laws. The CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use, sharing and retention practices, provides California residents with data privacy rights (including the ability to opt out of certain disclosures of personal information including for certain advertising purposes), imposes operational requirements for covered businesses, provides for significant civil penalties for violations as well as a private right of action for certain data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgments and settlements). Although there are limited exemptions for clinical trial data under the CCPA and certain other state laws, the CCPA and other new and evolving state laws could impact our business activities, depending on their interpretation. Numerous other states have enacted laws relating to privacy and data security that either are in operation or slated to go into operation over the next several years. In many cases, these laws are comprehensive privacy laws similar to the CCPA, with potentially greater penalties and more rigorous compliance requirements. States also are enacting laws addressing specific subject matter, such as Washington’s My Health, My Data Act, which includes a private right of action. Laws in all 50 states may require businesses to provide notice to individuals whose personal data has been disclosed as a result of a data breach. Finally, federal, state and foreign laws, rules, regulations and standards may apply generally to the privacy and security of information we maintain, and may differ from each other significantly, thus complicating compliance efforts and potentially requiring us to undertake additional measures to comply with them.

With the GDPR, PIPEDA, CCPA, and other laws, regulations and other obligations relating to privacy, data protection and security, imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so.

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

There is currently significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade restrictions, treaties, foreign investment laws, data transfer restrictions, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could introduce additional restrictions and negatively impact our business. For example, legislation in Congress known as the BIOSECURE Act has been re-introduced as an amendment to the National Defense Authorization Act to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

Increased tariffs on imports, trade sanctions, other trade restrictions, or a global trade war could increase our costs and materially and adversely affect our business operations and financial condition.

Our business could be negatively affected by tariffs, trade restrictions, and other governmental actions, any of which can be imposed suddenly and unpredictably. For example, there is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies, treaties, trade regulations, and tariffs. Recently, the U.S. government has imposed or announced various new tariffs on certain imports, most prominently from China and Brazil, and additional tariffs may be forthcoming. For example, the U.S. Commerce Department has also announced an investigation into potential tariffs on pharmaceuticals, pharmaceutical ingredients, and derivative products, as well as semiconductors and other electronics, among other items; when these investigations are complete, the U.S. government may decide to levy additional tariffs on these products. These or additional tariffs (and the uncertainty around their implementation) could affect inputs to our products, as well as equipment, materials, or components that we import into the U.S. from our suppliers, which could significantly impact the cost of these items. Retaliatory tariffs could also negatively affect our ability to export and sell our potential products into those countries. If these tariffs are implemented, reinstated or adjusted, if additional tariffs are placed, or if any related countermeasures are taken by the United States or other countries, our business, financial condition, and results of operations may be materially harmed.

Trade restrictions, tariffs, and other general economic or political conditions may limit our ability to obtain key materials, components, or equipment for our products or significantly increase supply chain costs and other expenses associated with our business, which could further materially and adversely affect our results of operations, financial condition, and prospects. The ultimate impact of any tariffs or trade restrictions will depend on various factors, including the timing of implementation and the duration, amount, scope, and nature of the tariffs and trade restrictions and reactions from other countries.

Tariffs, trade restrictions or any resulting trade war could negatively affect the global market, including for pharmaceuticals, and could have a significant adverse effect on our business, financial condition, and results of operations.

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

As of September 30, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 41% of our common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger or other major corporate transactions. This concentration of ownership may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as a stockholder, entrench our management and board of directors or delay or prevent a merger, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders and might affect the prevailing market price for our common stock.

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

(b)
Use of Proceeds from Public Offering of Common Stock

None.

(c)
Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Composite Amended and Restated Certificate of Incorporation of Tenaya Therapeutics, Inc., as amended	10-Q	001-40656	3.1	8-9-2023

3.2	Amended and Restated Bylaws of Tenaya Therapeutics, Inc.	8-K	001-40656	3.1	3-21-2023

4.1*	Warrant Agent Agreement

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

Tenaya Therapeutics, Inc.

Date: November 10, 2025	By:	/s/ Faraz Ali, M.B.A.
Faraz Ali, M.B.A.
Chief Executive Officer and Director (Principal Executive Officer and Interim Principal Financial Officer)