Form 10-K
period 2025-12-31
Tenaya Therapeutics, Inc.
filed 2026-03-11
CIK 1858848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Stock Market on June 30, 2025 was approximately $63.1 million.

The number of shares of Registrant’s Common Stock outstanding as of March 5, 2026 was 216,998,876.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s 2025 fiscal year ended December 31, 2025.

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
•
the timing, scope and likelihood of regulatory filings, approvals, and alignment, including timing of investigational new drugs (INDs), clinical trial applications (CTAs), U.S. Food and Drug Administration (FDA) approvals, and final regulatory approval of our current product candidates and any other future product candidates;
•
our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical trials;
•
the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;
•
our manufacturing, commercialization, and marketing capabilities and strategy;
•
our competitive position, potential advantages of our products compared to our competitors, and the success of competing therapies that are or may become available;
•
our plans relating to the further development of our product candidates, including additional indications and targets we may pursue, and our belief in the potential applications of our current product candidates to additional indications and targets;
•
our collaboration with Alnylam, including potential targets, research and development strategy, the timing and duration of the collaboration, expected payments, and the achievement of milestones;
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

Heart disease remains the leading cause of death in the world. In the U.S., one person dies from a cardiovascular-related health condition every 34 seconds, a gruesome statistic that translates to one in every three deaths in the U.S each year. One in 20 adults suffer from congenital heart disease (CHD) and the picture is equally bleak at the other end of the age spectrum, as approximately 40,000 children are born in the U.S every year with CHD, the leading cause of birth defect-related morbidity and mortality. While there is a clear need for improved treatments, the rate of cardiovascular drug product approvals has declined in recent years and few of the approved treatments address the underlying cause of such diseases.

Our collective understanding of the links between heart disease and genetic factors is increasing dramatically, creating new opportunities for the advancement of novel disease-modifying therapeutics that target the underlying cause of disease. Roughly one-third to one-half of all heart diseases are linked to genetic risks, regardless of major racial and ethnic backgrounds, and there are over 250 known genetically defined disorders where the primary source of morbidity and mortality involves the heart. Leveraging this improved understanding of the genetic causes of heart disease, as well as an increased recognition that precision medicine initiatives may accelerate the advancement of scientific breakthroughs, our vision is to change the treatment paradigm for heart disease and in doing so, improve and extend the lives of patients.

We are primarily focused on advancing our clinical-stage gene therapy candidates, TN-201, for MYBPC3-associated hypertrophic cardiomyopathy (HCM), and TN-401, for PKP2-associated arrhythmogenic right ventricular cardiomyopathy (ARVC). Each candidate is currently in Phase 1b/2 clinical testing to establish the safety and efficacy profile of two different doses. We anticipate that data generated to date and over the course of 2026 will support pursuit of regulatory alignment on late-stage development for TN-201 and TN-401. A third clinical-stage candidate discovered utilizing our targeted drug discovery capabilities is TN-301, a highly specific small molecule inhibitor of histone deacetylase 6 (HDAC6) with a unique multi-modal mechanism of action that has potentially broad utility in prevalent conditions such as heart failure with preserved ejection fraction (HFpEF), as well as other cardiac, metabolic, muscular and pulmonary diseases, including but not limited to genetic dilated cardiomyopathy (DCM), Duchenne muscular dystrophy (DMD) and pulmonary arterial hypertension (PAH).

We were founded with a long-term goal of building a fully integrated biopharmaceutical company focused on discovering, developing and ultimately commercializing first-/best-in-class precision medicines for heart disease. Early on in our company history, we invested in differentiated capabilities to enable modality agnostic target identification and validation and product candidate optimization efforts anchored in human genetics and the use of human disease models. These highly productive platform drug discovery capabilities directly contributed to the development of our three clinical-stage programs, as well as to several earlier-stage pipeline. To support our initial focus on gene therapy candidates, we have internalized expertise in capsid engineering, promoters and regulatory elements and manufacturing science anchored on the use of adeno-associated viruses (AAVs) as the method of delivery to the heart. That in-depth genetic medicines expertise has directly informed the design, optimization and production of our lead gene therapy candidates, TN-201 and TN-401.

Our extensive cardiac genetic medicines capabilities make us a potential partner of choice for academic researchers and industry partners alike. In March 2026, we entered into a multi-target research collaboration with Alnylam Pharmaceuticals, Inc. (Alnylam), to identify and validate novel gene targets for the potential treatment of cardiovascular disease. Importantly, this agreement takes advantage of our modality agnostic discovery know-how and provides reimbursement for research efforts.

For programs addressing relatively rare conditions – for example, our gene therapies for genetic cardiomyopathies – our strategy is to develop, manufacture, and commercialize at least some of these programs on our own, although we may selectively consider partnerships to access technology, accelerate our progress, or improve our global reach. Where our discovery efforts lead to product candidates intended for relatively prevalent indications our strategy is to out-license or partner such programs.

Our Product Pipeline

We are advancing a diverse pipeline of product candidates intended to target the underlying causes of rare and highly prevalent forms of heart disease.

CLINICAL-STAGE PIPELINE					
Program	**Indication**	**Research**	**Preclinical**	**Phase 1b/2**	**Pivotal**
TN-201 *MYBPC3*+ HCM	AAV9 gene therapy				
TN-401 *PKP2*+ ARVC	AAV9 gene therapy				
TN-301 HFpEF/cardiac, muscular or metabolic disorders	Small Molecule				
EARLY-STAGE PIPELINE					
TN-101 Post-MI HF	Gene editing				
TN-501 PLN$^{R14\ del}$ DCM	Cellular regeneration				
DWORF DCM & HFrEF	AAV gene therapy				
Multiple undisclosed targets	Genetic medicines Other		Partnered with Alnylam

Each of our most advanced product candidates, TN-201, TN-401, and TN-301, emerged from an initial examination of the genetic underpinnings of heart conditions and has progressed to clinical stage with the support of our proprietary internal capabilities.

•
TN-201 gene therapy for HCM caused by variants in the MYBPC3 gene: TN-201 is our AAV9-based gene therapy being developed to treat the underlying cause of MYBPC3-associated HCM by delivering a working MYBPC3 gene to specific cells of the heart via a single infusion. MYBPC3 mutations are the most common genetic cause of HCM, accounting for approximately 20% of the overall HCM population or more than 120,000 people in the U.S. alone. Patients may experience serious complications such as shortness of breath, fainting and palpitations, significant impairment in overall quality of life, heart failure, and sudden cardiac death. We are currently conducting the Phase 1b/2 MyPEAKTM-1 clinical trial in symptomatic adults diagnosed with MYBPC3-associated HCM, for which we presented one year or greater safety, biopsy and efficacy results for the three patients enrolled in Cohort 1 and initial safety and available biopsy data for patients in Cohort 2 at the American Heart Association’s (AHA) Scientific Sessions 2025 in November 2025, with simultaneous publication in Cardiovascular Research. We plan to present longer-term Cohort 1 and interim Cohort 2 data in the first half of 2026, followed by two-year Cohort 1 data and one-year Cohort 2 data in the second half of the year. We also intend to pursue alignment with regulatory authorities on pivotal trial plans for TN-201. TN-201 has received Fast Track, Orphan Drug and Rare Pediatric Disease Designation from the FDA and also received orphan medicinal product designation from the European Commission (EC).
•
TN-401 gene therapy for ARVC caused by variants in the PKP2 gene: TN-401 is our AAV9-based gene therapy being developed for the treatment of ARVC due to disease-causing variants in the PKP2 gene. PKP2 mutations are the most common genetic cause of ARVC, also known as arrhythmogenic cardiomyopathy (ACM), a condition characterized by arrhythmias, palpitations, lightheadedness, dizziness and fainting that typically strikes before age 40. The prevalence of PKP2-associated ARVC is estimated at more than 70,000 people in the U.S. alone, though it frequently goes undiagnosed as sudden cardiac death is the first sign of disease in nearly one quarter of known cases. We are currently conducting RIDGETM-1, our Phase 1b/2 clinical trial evaluating TN-401 in adult patients with PKP2-

associated ARVC, for which we presented initial safety, biopsy and arrhythmia results for three patients enrolled in Cohort 1. We expect to present one-year Cohort 1 data and initial Cohort 2 data in the first half of 2026, with interim Cohort 2 results anticipated in the second half of the year. We also intend to pursue alignment with regulatory authorities on pivotal trial plans for TN-401. TN-401 has received Fast Track and Orphan Drug designation from the FDA and orphan medicinal product designation from the EC.
•
TN-301 small molecule HDAC6 inhibitor for the potential treatment of HFpEF and other cardiac, muscular or metabolic conditions: We initially discovered the cardioprotective qualities of selective HDAC6 inhibition in a genetic model of DCM. In subsequent preclinical studies, TN-301 was also shown to reverse many of the signs and symptoms of HFpEF, with evidence of improvements in cardiac function, glucose tolerance, inflammation and fibrosis. We completed Phase 1 clinical testing of TN-301 in healthy volunteers, observing an acceptable safety profile, suitability for once-daily dosing, and dose-dependent target engagement. Consistent with our strategy, we believe that TN-301’s late-stage development and commercialization in large indications such as HFpEF would best be led by a strategic pharmaceutical partner with global resources to explore the full potential of the molecule. In parallel with seeking opportunities to partner TN-301, we plan to selectively explore its utility in rare and orphan indications in which it may be possible to demonstrate proof-of-activity in a well-defined patient population. Using the mechanistic insights gained from our preclinical studies of TN-301, we have identified additional indications where TN-301’s distinct activity has the potential to address the underlying pathophysiology of disease. Among the most promising of these is the potential for TN-301 to target the mechanisms that drive DMD, a severe disease involving muscle fibrosis and atrophy for which the leading cause of death is cardiomyopathy. In preclinical studies, TN-301 improved muscle function in the mouse mdx in vivo model of the disease and addressed key drivers of cardiomyopathy in relevant human cell-based models of DMD, while minimizing off-target toxicities associated with an approved pan-HDAC6 treatment for DMD.

While our resources are firmly focused on our lead product candidates, we have multiple early-stage programs progressing through preclinical development using various therapeutic approaches, including cellular regeneration, gene addition, gene editing and gene silencing to address rare and/or prevalent heart diseases. Today, our pipeline consists of programs to which we have exclusive worldwide rights and that have emerged from our internal efforts, with select product candidates originating based on intellectual property licensed from academic institutions.

Our Integrated Capabilities

Our distinct suite of integrated capabilities broadly enable modality agnostic target identification and validation, design of AAV-based genetic medicines and in-house manufacturing to support our efforts to discover and develop disease-modifying treatments focused on heart disease. Our interrelated capabilities include the use of human-induced Pluripotent Stem Cell (iPSC)-derived and engineered heart tissue disease models, machine learning and phenotypic screening and capsid engineering and novel promoter constructs, all of which are intended to enable the discovery, design, delivery and development of therapeutics that are best suited to a given cardiovascular condition. For manufacturing, our early strategy was to have complete ownership of process development and analytical development for our gene therapy product candidates. This strategy supported our ability to produce the clinical trial material needed for our current Phase 1b/2 clinical trials of TN-201 and TN-401, as well as the development of the know-how and capabilities necessary to manage our late-stage drug manufacturing requirements.

Collaboration Agreements

We seek to enter into collaborations pursuant to which we can use our platform to benefit patients with cardiovascular diseases, or that we believe will contribute to our ability to develop and ultimately commercialize our clinical-stage product candidates and to advance our preclinical programs.

Alnylam

In March 2026, we entered into a collaboration agreement with Alnylam, pursuant to which both parties agreed to a research collaboration to discover and validate novel gene targets for the potential treatment of cardiovascular disease.

Together, both parties will nominate an aggregate of 15 targets, align on which targets to move forward into the collaboration and then collaborate for a period of twenty-four (24) months (which may be extended for completion of the work) during which the parties will conduct in vitro and in vivo validation activities under a mutually agreed research plan and budget. Each party will be solely responsible for its own costs incurred to conduct its activities under the research plan, except that Alnylam will reimburse us for full-time employees and out-of-pocket costs and expenses incurred by us in accordance with the agreed-upon research budget. After completion of the validation activities, Alnylam will be solely responsible, at its own expense, for all development, manufacture, regulatory and commercialization activities for any products directed to a collaboration target.

Under the terms of the collaboration agreement, we granted Alnylam an exclusive, worldwide license, with the right to sublicense, under our relevant intellectual property rights and know-how related to the collaboration targets, to evaluate and utilize such collaboration targets and to research, develop, manufacture and commercialize any product directed to such collaboration targets. During the twenty-four (24)-month period following the completion of the validation activities, Alnylam will have the right to evaluate each collaboration target to determine whether to further develop products directed to such collaboration target. In the event Alnylam fails to commence a non-human primate pharmacodynamic study for any target nominated by us prior to the end of such evaluation period, then such target will be deemed a terminated collaboration target, the collaboration agreement will expire for such target, and the license we granted to Alnylam with respect to such target will be terminated. During the term of the collaboration agreement, except in connection with the conduct of validation activities under the research plan, we are not permitted to conduct any research or development activities with respect to certain collaboration targets or any therapeutic products designed to be directed to such targets for as long as the target remains a collaboration target.

Pursuant to the terms of the collaboration agreement, Alnylam will pay us an upfront payment of up to $10.0 million within thirty (30) days after Alnylam’s receipt of an invoice from us. The upfront fee is subject to $500,000 reductions for up to eight targets we nominate that do not meet certain agreed-upon standards and that the joint steering committee chooses not to advance. We are also eligible to receive up to an aggregate of $1.13 billion in development, regulatory and sales-based milestones related to products directed to targets we nominate.

For targets we nominate for which Alnylam has commenced a non-human primate pharmacodynamic study prior to the end of the aforementioned evaluation period, the collaboration agreement will continue on a target-by-target basis through the date on which no more payment obligations remain. For targets nominated by Alnylam, the collaboration agreement will continue through the completion of the validation activities performed by us. Either party may terminate the collaboration agreement for the other party’s uncured material breach or insolvency, subject to specified notice and cure periods. Alnylam may unilaterally terminate the collaboration agreement in its entirety, for any or no reason, subject to a specified notice period.

The collaboration agreement contains, among other provisions, customary representations and warranties by the parties, intellectual property protection covenants, certain indemnification rights in favor of each party and customary confidentiality provisions.

The foregoing description of the collaboration agreement with Alnylam does not purport to be complete and is qualified in its entirety by the full text of such agreement, a copy of which the Company intends to file as an exhibit to its Quarterly Report on Form 10-Q for the quarter ending March 31, 2026.

Overview of Heart Disease

Heart disease is the leading cause of death in the world, representing an estimated 32% of all global fatalities. The heart is a complex organ due to its biological structure as well as its tightly regulated and coordinated electrophysiological and biomechanical properties. Heart disease comes in many forms, affects individuals at many ages, and is a result of many factors. In each case, the underlying cause could be genetic or due to normal aging or due to environmental factors. Our initial research and development focus has been on the genetics associated with conditions affecting the heart muscle, also known as cardiomyopathies, specifically HCM and ARVC, each of which can lead to serious comorbidities such as sudden cardiac arrest or heart failure.

Historically, treatments for heart disease have been aimed at broadly addressing symptoms of highly prevalent conditions and the development of novel treatments has been stymied by the need for lengthy studies primarily focused on survival and hospitalization outcomes. Such studies required enrolling large, heterogeneous patient populations in an effort to achieve statistically significant signals of efficacy. Consequently, innovation in heart disease drug development has lagged in comparison to therapeutic areas such as oncology and rare diseases where more targeted approaches have achieved clinical and regulatory success.

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

Evolving Regulatory Pathway for Gene Therapy

The regulatory pathway for gene therapy is evolving toward a more efficient, science-driven approach that is beginning to bridge the gap between innovative drug development and patient access to medicines that address the unmet need for rare disease conditions. A study by the Association for Regenerative Medicine found that gene therapies for rare disease have a 2 to 3.5-fold higher likelihood of achieving regulatory approval as compared to other modalities. This report is bolstered by multiple emerging FDA policies and practices intended to help streamline the development of gene therapies and mitigate safety and tolerability concerns that can delay development timelines. In just the past year, several developments impacting U.S. regulatory consideration of genetic medicines for rare diseases have emerged or been reaffirmed:

•
Alignment with multiple gene therapy sponsors on pivotal trial and accelerated approval pathways indicating a willingness to consider surrogate markers of efficacy and expedited regulatory review.
•
The FDA’s issuance of important guidance, including expedited programs for regenerative medicines and the regenerative medicine advanced therapy (RMAT) designation, the issuance of advice on study design, endpoints and analysis for rare and pediatric cell and gene therapies, and the recent adoption of Rare Disease Evidence Principles which facilitates the approval of medicines for rare diseases with very small patient populations in which a known genetic defect is a known driver of disease, among others.
•
Congress’s reauthorization of the Rare Disease Priority Review Voucher Program is another important step that provides stability for the rare disease community, stimulates investment in pediatric rare disease and allows sponsors to expedite the FDA review process, reducing the time to market for new treatments. This reauthorization further strengthens the opportunity for TN-201 as a treatment for pediatric patients suffering from MYBPC3-associated HCM.

For Tenaya, we believe these actions collectively reflect a commitment to facilitating the development and approval of cell and gene therapy products for rare conditions and balancing safety and rigorous standards with accelerating access to innovative medicines for patients.

Our Strategy

Our long-term goal is to become a leading, fully integrated biotechnology company delivering next-generation therapies that address the underlying causes of heart disease. We are taking advantage of an expanded understanding of heart biology and advances in the science of genetics and disease models to discover, develop, manufacture and ultimately commercialize a deep and diverse pipeline of novel heart disease therapies. The key components of our strategy to achieve these goals are:

•
Focus on heart disease. Heart disease remains a leading cause of death globally, and the unmet medical need remains high. We see significant opportunity to address this sizable market with our dedicated strategy. The heart is a complex organ to target, in part due to the tightly regulated and coordinated electrophysiological and biomechanical properties that can complicate delivery of effective therapies and necessitates a deep understanding of heart biology. Our laser focus leads to insights that underpin our foundational and differentiated capabilities to address challenges that have historically presented barriers to the successful development of novel therapies for the heart.
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
•
Advance a deep and diverse pipeline of therapies. The diversity of our programs illustrates the ambition of our vision and the versatility and depth of our scientific approach. Our pipeline includes therapeutics for both rare and prevalent heart diseases across multiple treatment modalities. Our most advanced rare disease programs include two AAV-based gene therapy candidates in early clinical development: TN-201, our product candidate for MYBPC3-associated HCM and TN-401, our product candidate for PKP2-associated ARVC. TN-301, a small molecule inhibitor of HDAC6 intended to address HFpEF has successfully completed a Phase 1 clinical trial. We are also working on several other early-stage programs, including gene editing and cardiac regeneration, that we believe will add to our future pipeline opportunities.
•
Seek partnerships that can expand our reach and accelerate our efforts. We believe our focus on heart disease and extensive platform and core capabilities make us a potential partner of choice for academics and larger companies alike who wish to access deep expertise in next-generation therapies for heart disease. We also strategically evaluate collaborations and partnerships with biopharmaceutical companies that may have more robust and complimentary capabilities and resources to accelerate the development and maximize the availability and potential of our product candidates, particularly for more prevalent indications and/or specific modalities.

•
Become a fully integrated biopharmaceutical company with commercial capabilities. We aim to discover, develop, manufacture, and eventually commercialize therapies, with an initial focus on those therapies for rare disease populations that could be launched and marketed by a relatively small, specialized salesforce.

Our Clinical-Stage Gene Therapy Programs

Gene therapy is a way of treating or preventing diseases or medical conditions caused by genetic mutations. Our initial programs target loss-of-function mutations that affect a given gene’s ability to make a protein resulting in a pathogenic protein deficiency. Gene therapy compensates for the mutated gene by delivering a working gene to target cells in order to restore healthy function and thereby address the underlying cause of a disease.

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

TN-201: Gene Therapy for MYBPC3-associated HCM

We are developing TN-201, an investigational AAV-based gene therapy for MYBPC3-associated HCM, a condition caused by insufficient levels of myosin-binding protein C (MyBP-C). MYBPC3 genetic mutations are the most common cause of familial HCM. These mutations and the associated deficiency in MyBP-C protein, result in dysregulation of the heart’s contractile mechanism which in turn causes the heart walls of affected individuals to become significantly thickened, leading to fibrosis, abnormal heart rhythms, cardiac dysfunction, heart failure, and increased risk of sudden cardiac death. There are currently no approved therapies that address the underlying cause of MYBPC3-associated HCM.

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

HCM is estimated to affect one in every 500 people, approximating more than 600,000 people in the U.S. A majority of HCM patients are currently undiagnosed, with diagnosis typically starting with the onset of symptoms, family screening, or the discovery of an abnormal electrocardiogram (ECG) pattern. A clinical diagnosis of HCM in adults is defined as a left ventricular wall thickening of greater than 15mm. Patients with HCM can present with either the obstructive form (oHCM) or the nonobstructive form (nHCM) of the disease. Both forms of the disease involve significant LV hypertrophy; however, in oHCM, the thickening of the LV wall is such that the LV outflow tract (LVOT) narrows and “obstructs” the proper flow of blood to the rest of the body. Nonobstructive HCM is more frequently characterized by diastolic dysfunction resulting in increased LV filling pressures that leads to chest pain and dyspnea. The genetic causes of HCM may be diverse, but approximately 60% of patients with HCM have clearly identifiable familial disease with an autosomal dominant pattern of inheritance. Mutations in the MYBPC3 gene are estimated to represent approximately 20% of the overall HCM population and to affect approximately 120,000 patients in the U.S. MYBPC3 gene mutations may result in either form of HCM. In contrast to the general HCM population in which oHCM makes up approximately two-thirds of diagnoses, a majority of MYBPC3-associated HCM patients have the nonobstructive form of the disease, with one study involving a series of more than 1,000 patients finding that 69% of patients with MYBPC3 mutations had nHCM, while 31% presented with LVOT characteristic of oHCM.

HCM patients who are heterozygous for MYBPC3 gene mutations are typically diagnosed earlier in life as compared to genotype-negative HCM patients and have more severe disease associated with increases in arrhythmia, sudden cardiac death and cardiovascular mortality. Those diagnosed with MYBPC3-associated HCM before the age of eighteen represent a sizeable severe population subject to more rapid disease progression and a markedly greater cumulative disease burden compared to those with adult-onset. Infants with homozygous MYBPC3 gene mutations represent a rare, but particularly severe patient group. With high risk of death and no available treatment options to address the underlying genetic mutation, the only option for those born with homozygous MYBPC3 gene mutations is a heart transplant, typically within the first year of life.

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

Approximately 90% of MYBPC3 gene mutations result are truncating. Analysis of the hearts of patients who carry truncating mutations of the MYBPC3 gene show on average approximately 40% lower levels of functional MyBP-C protein compared to unaffected hearts. In the most severe cases in which both copies of the gene are affected, there is a complete lack of functional MyBP-C protein expression. We believe these findings support the idea that mutations of the MYBPC3 gene cause human disease through haploinsufficiency and the hypothesis that gene replacement may address the underlying cause of disease by increasing the levels of functional MyBP-C protein.

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

In recent years, a class of agents known as cardiac myosin inhibitors have emerged as potential treatments for HCM. Two of these agents, mavacamten and aficamten, are approved for the treatment of adults with oHCM. However, there are currently no therapies approved specifically for adult and pediatric HCM patients with MYBPC3 gene mutations, or for those with nonobstructive disease.

Our Solution

We believe TN-201 has the potential to address the underlying biological basis of disease in adult and pediatric HCM patients with MYBPC3 gene mutations. Based on our early clinical data, TN-201 gene therapy has the potential to achieve robust expression of the MYBPC3 gene and to slow or even reverse the course of MYBPC3-associated HCM, including LV hypertrophy. By increasing MyBP-C expression, TN-201 may improve heart functional capacity, stabilize or reverse disease symptoms, reduce the need for invasive treatments and improve survival. As with other AAV-based gene therapies, benefits are expected to be durable and a one-time dose may be sufficient to halt or even reverse disease. TN-201 has received Orphan Drug, Fast Track and Rare Pediatric Disease Designations from the FDA and orphan medicinal product designation from the EC.

The MyPEAK-1 Phase 1b/2 Clinical Trial of TN-201

MyPEAK-1 is a multi-center, open-label clinical trial designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-201. The trial may enroll up to thirty symptomatic (New York Heart

Association (NYHA) class II or III) adults (ages 18-75) with low titers of pre-existing AAV9 neutralizing antibodies who have been diagnosed with MYBPC3-associated HCM. Endpoints for the trial include safety and tolerability, pharmacokinetics (PK) (as measured by transgene, mRNA expression and MyBP-C protein level changes via cardiac biopsies), pharmacodynamic (PD) (as measured by imaging and plasma biomarkers), exercise capacity (as measured by a six-minute walk test and cardiopulmonary exercise testing (CPET)) and patient-reported outcomes (as measured by a Kansas City Cardiomyopathy Questionnaire). These assessments are taken at regular intervals during the first year of the study. Patients enrolled in MyPEAK-1 are monitored for an additional four years to gather long-term safety and efficacy data. The trial includes a preventative immunosuppressive regimen at the time of dosing, close safety monitoring, and the gradual tapering of immunosuppressive medications. Two dose levels of TN-201 are being assessed in the trial, 3E13 vg/kg (Cohort 1) and 6E13 vg/kg (Cohort 2). These doses associated with near-maximal efficacy in preclinical studies of a homozygous knock-out model. As per protocol, review by the independent data safety monitoring board (DSMB) of all available data from the first six patients dosed determined that TN-201 had an acceptable safety profile to proceed with dosing expansion cohorts at either dose level. We are enrolling additional patients in MyPEAK-1 to further characterize dose response and inform dose selection for late-stage clinical trials.

In November 2025, we presented interim data from MyPEAK-1 at the AHA's Scientific Sessions 2025, with simultaneous publication in Cardiovascular Research. Interim data presented included safety, biopsy and efficacy results for the three patients enrolled in Cohort 1 with follow-up ranging from Week 52-78, and safety and available assessments for the patients in Cohort 2 who had post-dose assessments ranging from Week 12-26 as of the July 2025 data cut off. Patient 5 was lost to further follow-up after week 12. TN-201 was generally well tolerated across both dose cohorts and no dose-limiting toxicities were observed. Reversible, asymptomatic liver enzyme elevations (Grade 1-3) were the most common treatment-related adverse events (AEs) reported. There were two treatment-related AEs classified as serious either due to inpatient administration of steroids or extended monitoring; a Grade 2 transaminase elevation that responded to steroids and a Grade 1 elevation of complement factors that resolved without additional intervention. Adjustments to monitoring and immunosuppression during Cohort 1 resulted in faster tapers and lower cumulative corticosteroid doses in Cohort 2, despite the higher TN-201 dose.

DNA and RNA analyses of cardiac biopsy samples from all three patients in Cohort 1 showed evidence of sustained presence of TN-201 DNA in the heart and increasing mRNA expression over time. The first patient in Cohort 2 with serial biopsy data (Patient 6) had a greater than 2-fold increase in cardiac transduction and RNA expression at Week 12 relative to the average for these measures observed across Cohort 1 patients. MyBP-C protein levels across Cohort 1 increased over time by an average of 4% from the first biopsy taken to Week 52. The first evaluable patient in Cohort 2 (Patient 6) demonstrated a clear dose response, and early MyBP-C expression increased by 14% after only 12 weeks post-dose.

All patients with greater than 26 weeks of follow-up demonstrated improvement in at least one parameter of disease, across biomarkers, hypertrophy and heart failure symptoms. Cardiac troponin I, a predictive risk factor of adverse cardiac outcomes such as ventricular arrhythmias, sudden cardiac death, and progression to end-stage heart failure, declined by as much as 74% from baseline to normal or near-normal levels in all Cohort 1 patients. NT-proBNP, a biomarker of cardiac muscle strain, improved or remained stable in two of three Cohort 1 patients. All three patients in Cohort 1 showed evidence of significant improvement in one or more measures of hypertrophy at Week 52, with notable reductions in left ventricular posterior wall thickness (LVPWT) of between 21% and 39%. Greater LVPWT is an independent risk factor for reduced long-term survival after septal myectomy. Two out of three Cohort 1 patients saw reductions from baseline in left ventricular mass index (LVMI) of between 12% and 22% at Week 52. In the first Cohort 2 patient for whom Week 26 data were available (Patient 4), cardiac troponin I remained within the normal range and NT-proBNP remained stable. LVPWT and LVMI also remained stable at Week 26. NYHA classification, a measure of the impact of heart failure symptoms on activities of daily living, improved in all patients by at least one class by Week 26, and all Cohort 1 patients were NYHA Class I (asymptomatic) as of the data cutoff date. Longer-term follow-up for all patients is required to further inform our understanding of TN-201’s potential as a treatment for MYBPC3-associated HCM.

Following proactive correspondence with the FDA relating to future development plans for TN-201 the FDA placed MyPEAK-1 on clinical hold requesting an amendment to the protocol primarily to standardize activities related to patient monitoring and management of the immunosuppression regimen across trial sites. We worked swiftly and collaboratively with the FDA to resolve the clinical hold and received notification from the FDA within less than six weeks that the clinical hold was removed and we do not expect this action to have impacted data milestones or development timelines for TN-201.

We expect to present longer-term Cohort 1 and interim Cohort 2 data in the first half of 2026. In the second half of 2026, one-year Cohort 2 data and two-year Cohort 1 data from MyPEAK-1 are anticipated. We also intend to pursue alignment with regulatory authorities on pivotal trial plans for TN-201.

Noninterventional Studies in Support of TN-201's Clinical Development

Despite advances in the treatment of the obstructive HCM in recent years with the approval of cardiac myosin inhibitors, there are no approved treatments for those with the non-obstructive form of disease or those diagnosed before the age of 18. Recognizing the urgent medical need among pediatric patients, we initiated the MyClimb, a retrospective and prospective natural history study of pediatric patients to characterize the outcomes, burden of illness, risk factors, quality of life, and biomarkers associated with disease progression in pediatric patients. MyClimb complements existing disease registries focused primarily on adult patient HCM populations and may support and expedite the development of TN-201 in the pediatric patient population. MyClimb completed enrollment of more than 200 individuals, and is believed to be the largest study of pediatric individuals with MYBPC3-associated HCM ever conducted. Initial data indicated that 93% of participants had the nonobstructive HCM phenotype, for which there are currently no approved treatment options and that genotype was a significant predictor of risk. The data also revealed that LVMI may serve as a surrogate marker for poor long-term outcomes and as an appropriate marker to evaluate the early effectiveness of TN-201’s potential in a future pivotal trial.

Preclinical Evidence Supporting TN-201 Clinical Development

In preclinical studies, we systemically administered a mouse surrogate of TN-201 (AAV:mMybpc3 or mTN-201) in two-week-old Mybpc3 knockout (KO) mice. The Mybpc3 KO model develops marked LV hypertrophy, poor cardiac function, and dilation at two weeks of age, comparable to HCM patients with truncating or null mutations. Due to the severe phenotype of the Mybpc3 KO mice and the lack of any MyBP-C protein, this is considered a demanding model to demonstrate efficacy particularly for modeling heterozygous patients, who lack only 35% to 40% of normal sarcomeric MyBP-C protein. Treatment with mTN-201 improved LV hypertrophy and cardiac function compared to their pre-treatment baseline levels, indicating partial reversal of the disease and dramatically extended lifespan. Treated mice exhibited an absolute improvement of ejection fraction (EF) of more than 20% versus untreated controls that eventually increases to more than 30% at 13 months, the last echocardiography measurement. EF and LV hypertrophy (LV mass normalized to body weight) improvements did not diminish over time, suggesting that a single systemic dose may be sufficient for a durable reversal of MYBPC3-associated HCM. Additionally, we observed improvements in LV diameter and ECG measurements. There is also a clear survival benefit with no deaths due to heart failure in the mTN-201 arm and 100% mortality in the untreated control arm out to 20 months following dosing.

In addition, a dose-response relationship has been demonstrated with mTN-201. Weight-based doses, 1E13 vg/kg, 3E13 vg/kg and 1E14 vg/kg, all produced significant improvements in EF, LV hypertrophy, and measures of electrophysiological function (QT interval) at eight months post-injection in the Mybpc3 KO HCM mouse model. The 1E13 vg/kg dose had the lowest levels of efficacy, while the 3E13 vg/kg had high improvement with a mean decrease of hypertrophy of more 5.3 mg/g LV Mass (± 1.3) and a mean improvement of EF of 26% (± 3.7), similar to the 1E14 vg/kg dose, suggesting a plateau in the dose-response curve.

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

TN-401: Gene Therapy for PKP2-associated ARVC

We are developing TN-401, an investigational AAV-based gene therapy for the potential treatment of ARVC, also known as arrhythmogenic cardiomyopathy or ACM, caused by mutations to the PKP2 gene. Such mutations are estimated to affect more than 70,000 patients in the U.S. PKP2 mutations result in insufficient expression of a protein needed for the proper functioning of desmosome, a complex that maintains physical connections and electrical signaling between heart muscle cells. As the desmosome structure is impaired, cardiac muscle cells are progressively replaced by fibrofatty tissue and electrical pulses in the heart become unstable, resulting in adverse remodeling and irregular heart rhythms. TN-401 is designed to deliver a working PKP2 gene into heart muscle cells using an AAV9 capsid where the functional PKP2 gene produces the missing protein, restoring function and reversing or slowing progression of disease by addressing the genetic mutation most frequently underlying ARVC.

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

Patients with ARVC are typically diagnosed between the ages of 20 and 40 and most commonly present with symptoms related to VAs, particularly abnormally high heart rates known as ventricular tachycardia and premature ventricular contractions (PVCs). These dangerous rhythm abnormalities place patients at increased risk for sudden cardiac arrest or sudden cardiac death. ARVC is a common cause of sudden cardiac arrest in young people, and it is estimated that in up to 23% of cases, the first sign of disease is sudden cardiac death. To reduce the risk of sudden cardiac death, patients with ARVC are typically discouraged from competitive or endurance sports activities and physical exercise may be limited. ARVC patients may also grapple with additional symptoms, including palpitations, lightheadedness, dizziness, and fainting.

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

Mutations in the PKP2 gene are commonly heterozygous and inherited in an autosomal dominant fashion, i.e., a mutation in one allele is sufficient to cause the disease. On average, these mutations lead to a reduction of wild-type protein level of about 50%. We believe these findings support the idea that mutations of the PKP2 gene cause human disease through haploinsufficiency and support the hypothesis that gene replacement may address the underlying cause of disease by increasing the levels of functional PKP2 protein.

Following a diagnosis, ARVC patients are typically implanted with an implantable cardioverter defibrillator (ICD) to prevent sudden cardiac arrest by resetting arrhythmias. ICD implantation is currently the only proven effective treatment for preventing sudden cardiac arrest and death in ARVC patients, but ICDs are also associated with complications, including inappropriate interventions. Patients may progress to catheter ablation procedures which have a high rate of recurrent VA and have not been shown to reduce risk of sudden cardiac death or improve survival. ARVC treatment options may also include beta blockers and other anti-arrhythmic or heart failure medications, intended to reduce VAs. However, studies comparing the efficacy of such treatments have not been conducted. Despite the availability of these treatments, clinical heart failure has been documented in up to 40% of ARVC patients and there remains no approved therapies that address the underlying genetic causes of the disease.

Our Solution

TN-401 is our AAV-based gene replacement therapy designed to deliver a fully functional copy of the human PKP2 gene to the hearts of ARVC patients carrying PKP2 mutations. We believe that delivery of a working PKP2 gene to cardiomyocytes represents a promising treatment that can address the underlying genetic cause of this disease. As the disease is most often caused by haploinsufficiency, expression of a functional PKP2 gene to increase PKP2 protein levels in cardiomyocytes is expected to restore proper structure and function of the desmosome. This in turn has the potential to slow and even reverse the progression of disease in patients. The PKP2 gene will be delivered using AAV9 capsid with well-established tropism for the heart and expression of the PKP2 protein will be selective to the heart through use of a cardiomyocyte-specific promoter. TN-401 has received Fast Track and Orphan Drug Designations from the FDA and orphan medicinal product designation from the EC.

The RIDGE-1 Phase 1b/2 Clinical Trial of TN-401

RIDGE-1 is our multi-center, open-label clinical trial designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-401. The trial permits dosing up to 15 symptomatic (NYHA class I, II or III)

adults (ages 18-65) with low titers of AAV9 neutralizing antibodies who have been diagnosed with PKP2-associated ARVC and have an ICD. The primary endpoints for the trial include safety and tolerability, PK (as measured by transgene, mRNA and protein expression via cardiac biopsies at 8 weeks and 52 weeks) and PD (as measured by changes in daily PVCs and non-sustained ventricular tachycardia).

Additional endpoints include changes in premature ventricular contractions, frequency of ventricular tachycardia, frequency of ICD shocks or pacing, imaging biomarkers by echo evaluating structural/hemodynamic changes, plasma biomarkers and patient-reported outcomes. The trial will include a preventative immunosuppressive regimen and close safety monitoring, as well as a 5-year follow-up on safety and efficacy. We are evaluating two dose levels of TN-401 in the trial, 3E13 vg/kg (Cohort 1), a dose associated with near-maximal efficacy in preclinical studies, and 6E13 vg/kg (Cohort 2). In January 2026, the DSMB for RIDGE-1 reviewed all available data from Cohort 1 and Cohort 2, determined that TN-401 had an acceptable safety profile and endorsed proceeding into expansion cohorts at either dose level, per protocol. We are enrolling additional patients in RIDGE-1 to further characterize dose response and inform dose selection for late-stage clinical trials.

In December 2025, we presented interim data from RIDGE-1, including safety, biopsy and arrhythmia results as of the October 2025 data cut off for three patients enrolled in Cohort 1, with follow-up ranging from Week 20 to Week 40. TN-401 was generally well tolerated and no dose-limiting toxicities were observed. AEs were generally mild, asymptomatic and manageable and a majority of the AEs were deemed unrelated to TN-401. Among the AEs related to TN-401, there was a Grade 1 incidence of elevated troponin levels categorized as a serious AE due to inpatient monitoring. There were no incidents of thrombotic microangiopathy or cardiotoxicities observed and no arrhythmias associated with TN-401 occurred. Additionally, no Cohort 1 patients had experienced an ICD shock post-treatment and all had tapered off prophylactic immunosuppressive medicines.

Serial biopsies taken at baseline and Week 8 post dose for Patients 1 and 2 provided consistent evidence of TN-401 transduction and expression. At Week 8, TN-401 robust mRNA expression was observed across all three patients. Post-treatment protein levels of PKP2 increased significantly in Patients 1 and 2 by a mean of 10% from baseline to Week 8 as measured by liquid chromatography–mass spectrometry normalized to myosin heavy chain, a motor protein in the sarcomere found exclusively in cardiomyocytes. Change in PKP2 protein levels for Patient 3 appeared slightly lower than baseline despite having the highest levels of TN-401 mRNA expression across Cohort 1. This confounding result for PKP2 protein level falls within the standard deviation of these methods and may be due to the inherent variability in sampling biopsies. A second post-dose biopsy will be collected and analyzed from Week 52 per protocol for all patients.

All three patients in Cohort 1 had severe electrical instability with a history of VAs and had undergone a catheter ablation procedure, an elective procedure to reduce ventricular tachycardia recurrence. At baseline, each Cohort 1 patient met the enrollment criteria of greater than 500 premature ventricular contractions per 24 hours as measured over a seven-day monitoring period prior to dosing. Patient 1 experienced a decrease in PVCs by 46% as of their most recent (Week 40) visit, while Patient 2 experienced a decrease in PVCs of 89% as of their most recent (Week 32) visit. Non-sustained ventricular tachycardia (NSVT) burden was eliminated or stable six months after treatment with TN-401. Patient 1 had a low NSVT count at baseline, which remained low at their most recent visit (Week 40). Patient 2 also had a substantial NSVT burden of 78 counts per 24-hour period at baseline that dropped to zero and remained stable by Week 32. Meaningful changes in PVCs or NSVTs were not expected nor observed for Patient 3 as of the data cut off, which was less than six months following treatment with TN-401. Other potential measures of clinical response including QRS duration, T wave inversions, heart function and NYHA class were in the normal range or remained stable for all three Cohort 1 patients during the post-dose follow-up period. We expect to present one-year Cohort 1 data and initial Cohort 2 data in the first half of 2026, with interim Cohort 2 results anticipated in the second half of the year. We also intend to pursue alignment with regulatory authorities on pivotal trial plans for TN-401.

In February 2025, we were awarded a Clinical Grant (Clin2) of $8.0 million from the California Institute for Regenerative Medicine (CIRM), a state of California Agency that funds regenerative medicine, stem cell, and gene therapy research. Proceeds from the grant will help fund clinical trial costs for RIDGE-1, which is being conducted at multiple clinical trial sites with ARVC expertise at leading cardiology centers in the U.S. and United Kingdom.

Noninterventional Studies in Support of TN-401's Clinical Development

To support our development efforts for TN-401, we have initiated RIDGE a global noninterventional study to collect treatment history and seroprevalence to AAV9 antibodies data among ARVC patients who carry pathogenic or likely pathogenic PKP2 gene mutations. Interim data from RIDGE, believed to be the largest natural history study of adults with PKP2-associated ARVC, was presented at Heart Rhythm Society’s (HRS) annual meeting in April 2025. Adults with PKP2-associated ARVC experience a high burden of arrhythmias despite treatments with anti-arrhythmic medications, beta blockers and the anti-arrhythmic flecainide, as well as surgical interventions such as ablation and ICD placement. Further, current treatments appeared to do little to halt or prevent progressive structural changes to the heart that occur as a result of PKP2 mutations. A large majority of adults with PKP2-associated ARVC would be eligible to participate in RIDGE-1 based on low levels of pre-existing antibodies to AAV9

Preclinical Evidence Supporting TN-401 Clinical Development Plan

Our preclinical efficacy studies employed a Pkp2 cardiac conditional knockout (Pkp2-cKO) mouse model that simulates key aspects of ARVC including dilation of the right ventricle (RV) and LV, decline in LV heart function, severe ventricular arrhythmia, and early mortality.

In preclinical studies, we systemically administered either TN-401 or a mouse surrogate (referred to interchangeably as a “PKP2 gene therapy”) in Pkp2-cKO mice across a range of dose levels from 1E13 vg/kg to 1E14 vg/kg and observed near maximal efficacy in the mouse model at 3E13 vg/kg. The severity and rapid progression of this disease model, combined with the homozygous gene KO and near complete loss of PKP2 protein in cardiac tissue, resulted in 100% mortality within 4-6 weeks post induction of KO. Whether administered prior to or following disease onset, PKP2 gene therapy demonstrated prevention or attenuation and/or reversal of disease progression, ultimately culminating in improved survival in both modes of treatment. These improvements in disease state were accompanied by restoration of desmosomes and gap junctions at the molecular and cellular level. PKP2 gene therapy was well tolerated in preclinical studies compliant with Good Laboratory Practice (GLP).

Specifically, when administered prior to disease onset, PKP2 gene therapy prevented all ARVC disease characteristics in Pkp2-cKO mice including RV enlargement, LVEF decline, ventricular arrhythmias, and adverse fibrotic remodeling. Even when administered after disease onset in this rapidly progressing model, PKP2 gene therapy attenuated LVEF decline with an average 15% (+/- 5.6%) increase in absolute EF versus the vehicle-treated group and attenuated worsening of VA event frequency and severity. Administration of PKP2 gene therapy also supported a near-complete reversal of RV enlargement leading to a restoration of the wild-type level. The beneficial effects of PKP2 gene therapy have been shown to be dose dependent and durable following a single dose. Survival was also improved in a dose-dependent manner and the effect was sustained for the duration of the study; PKP2 gene therapy extended median lifespan from 4.7 weeks to ≥ 50 weeks, regardless of preventative or post-onset dosing.

Our Clinical-Stage Small Molecule Program

TN-301: HDAC6 Inhibitor Program with Potential Utility in HFpEF and Other Cardiac, Metabolic, Muscular and Pulmonary Diseases

While much of our research, development and manufacturing focus is on cardiac conditions for which genetic medicines such as gene therapy or gene editing can address the underlying cause of disease, our proprietary target discovery and validation capabilities allow us to pursue modality-agnostic drug discovery efforts. These capabilities led to the discovery of cardio-protective properties of HDAC6 inhibition, which in turn led to the development of TN-301, a highly selective small molecule inhibitor of HDAC6 with broad utility in HFpEF and other cardiac, metabolic, muscular and pulmonary diseases.

Initial preclinical testing of our HDAC6 inhibitors in a severely progressive murine model of BAG3-associated DCM demonstrated protection against dilation and stabilization of ejection fraction. Subsequent preclinical testing in multiple HFpEF mouse models then demonstrated improvements in cardiac structure and function, including reversal of LV hypertrophy and diastolic dysfunction. More recently, following the approval of a pan-HDAC inhibitor to slow progression in Duchenne muscular dystrophy, we conducted preclinical comparative studies intended to explore the potential for TN-301 to delay or reverse both skeletal muscle pathology and cardiomyopathy in DMD.

Our work has confirmed that HDAC6 inhibition exerts its benefits on the heart and other organs in the body through a multi-modal mechanism of action that includes reductions in inflammation, oxidative stress, fibrosis, and metabolic dysregulation, as well as improvements in autophagy, protein quality control, mitochondrial metabolism, and lipid metabolism. These preclinical results and mechanistic insights encourage us to believe that TN-301 and our portfolio of HDAC6 inhibitor molecules may be well suited to the treatment of HFpEF, as well as other cardiac, metabolic, muscular and pulmonary disorders where there is strong alignment between TN-301’s mechanism and the pathophysiology of disease.

Phase 1 Clinical Trial of TN-301 in Healthy Participants

Following extensive preclinical work to characterize TN-301’s mechanism, we completed a randomized (3:1), double-blind, placebo-controlled Phase 1 clinical trial to assess the safety and tolerability of escalating oral doses of TN-301 in healthy adult participants. Secondary objectives of the clinical trial included assessment of PK and PD measures.

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

TN-301 was generally well tolerated across the broad range of doses studied. Most adverse events were gastro-intestinal related, occurred with similar frequency in the placebo group and did not increase as doses of TN-301 increased. No thrombocytopenia or QT prolongation risk was observed as has been reported from clinical experience with pan-HDAC inhibition (e.g., givinostat).

PK results showed dose-proportional increases in plasma exposure in the SAD and MAD stages of the study with a half-life supportive of once-daily dosing. Increasing TN-301 doses and exposures in both stages of the clinical trial also resulted in corresponding increases in PD effect. Unlike other HDAC enzymes which are found in the cell nucleus, HDAC6 is localized to the cell cytoplasm where it interacts with multiple proteins to coordinate cellular processes. One of the main substrates of HDAC6 inhibition is tubulin. In the Phase 1 clinical trial, acetylated tubulin was evaluated in circulating cells in order to measure target engagement in a robust and reproducible manner. Inhibition of HDAC6 resulted in an increase in acetylated tubulin over baseline. There were no corresponding changes in histone acetylation with TN-301, underscoring the selectivity of TN-301 for HDAC6 and potentially reducing the risk of off target effects observed with less selective HDAC6 inhibitors or pan-HDAC inhibition.

Based on the safety profile, robust target engagement and pharmacokinetics observed in our Phase 1 clinical trial in healthy volunteers, we believe TN-301 is ready for advancement into clinical studies in patients, with HFpEF and DMD being among the most promising potential indications identified to date.

Clinical Potential for TN-301 in HFpEF

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

Patients with HFpEF represent approximately half of all heart failure patients, with prevalence of the disease anticipated to increase by more than 45% by 2030. The increase in HFpEF prevalence is at least in part due to the high overlap of this condition with diabetes and obesity which are also on the rise in the U.S. and globally. At least half of all hospital admissions for heart failure are related to HFpEF and approximately 24% of the HFpEF population is considered to have NYHA Class III or Class IV disease, representing a disease burden that markedly impacts quality of life and limits physical activity. Among patients hospitalized for HFpEF, readmission for heart failure and mortality rates over a five-year period are as high as 40% and 75%, respectively. Historically, HFpEF patients have been prescribed therapies for heart failure with reduced ejection fraction, including diuretics, beta-blockers, and ACE inhibitors, despite limited data demonstrating efficacy or improved outcomes. While recent advances in treatment have been made with the approval of new classes of medications such as the sodium glucose cotransporter 2 (SGLT2) inhibitors and glucagon-like peptide 1 (GLP-1) receptor agonists, HFpEF remains one of the greatest unmet needs in cardiovascular medicine.

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

Our Solution

Based on our observations of TN-301’s mechanism, we believe TN-301 has the potential to target converging mechanisms that drive HFpEF disease progression, with the potential to slow down or even reverse the symptoms.

Preclinical Evidence Supporting TN-301 Clinical Development in HFpEF

Preclinical studies of TYA-018, a structurally similar and functionally equivalent compound to TN-301, in a relevant murine model that recapitulates systemic and cardiovascular features of HFpEF in humans demonstrated reversal of LV wall thickness, LV mass, LV end diastolic pressure and LV relaxation and filling. Treatment with TYA-018 also resulted in a trend of decreased lung weight, indicative of improvement in pulmonary congestion consistent with the reduction of filling pressure. In addition, we observed an improvement in glucose tolerance, suggesting that treatment with a selective HDAC6 inhibitor may have a positive impact on glucose metabolism, as well as reductions of key biomarkers of inflammation, fibrosis, and cardiac damage. The data overall confirmed that the multi-modal mechanism of action of selective HDAC6 inhibitors, such as TN-301 may address many of the hallmarks of HFpEF.

We also conducted a comparison study of TYA-018, with empagliflozin, an SGLT2 inhibitor approved for HFpEF. TYA-018 reduced LV mass and diastolic pressure and improved diastolic function and glucose tolerance with comparable efficacy to empagliflozin. TYA-018 co-administered with empagliflozin demonstrated additive benefit compared to either agent alone improving several measures of heart function. In the study, empagliflozin achieved efficacy as anticipated based on the data generated in HFpEF patients from large clinical trials, which provides strong validation of our mouse model and suggests that preclinical results may translate to the clinic.

Taken together, these data support the potential for a selective HDAC6 inhibitor such as TN-301 to be used either alone or in combination with SGLT2 inhibitors, as a treatment for patients with HFpEF.

Future Clinical Development of TN-301 in HFpEF

Consistent with our strategy, we believe that TN-301’s late-stage development and commercialization in large indications such as HFpEF would best be led by a strategic pharmaceutical partner with global resources to explore the full potential of the molecule.

Clinical Potential for TN-301 in DMD

Based on our observations of TN-301’s mechanism and evidence of efficacy for an approved pan-HDAC agent, we are exploring the development of TN-301 for DMD, a condition caused by genetic mutations in the dystrophin gene, leading to absence of functional dystrophin protein in the heart and skeletal muscle. The muscle pathologies that underlie muscle wasting in the absence of dystrophin include inflammation, fibrosis, altered regeneration, mitochondrial dysfunction and disrupted autophagic flux – all processes that can be improved by HDAC6 inhibition. Further, DMD-related cardiomyopathy, which develops as healthy heart tissue becomes fibrotic, is the leading cause of death among patients. Based on TN-301’s cardioprotective profile, we believe it may offer differentiated benefit in slowing DMD cardiomyopathy’s progression.

Overview of DMD

DMD is a severe, progressive, and ultimately fatal genetic disorder estimated to impact 15,000 individuals in the U.S. and over 300,000 globally. DMD predominantly affects males as a result of mutations in the dystrophin gene located on the X chromosome. The absence of functional dystrophin, a structural protein essential for maintaining the stability and integrity of muscle cell membranes, results in progressive muscle weakness and degeneration. Muscle fibers become structurally unstable and susceptible to contraction-induced damage, leading to repeated cycles of degeneration and regeneration. These recurrent injury cycles trigger a sustained inflammatory response and over time, the progressive replacement of healthy muscle tissue with fibrotic and adipose tissue leads to worsening muscle weakness and loss of function.

As the disease progresses, degeneration extends beyond skeletal muscle to involve the cardiac muscle, frequently culminating in heart failure. DMD-related cardiomyopathy is the most common cause of mortality, with most individuals with DMD succumbing to cardiac or respiratory failure between 20 and 30 years of age.

There are presently eight FDA-approved therapeutics for DMD, including a targeted gene therapy aimed at restoring dystrophin and four exon-skipping antisense oligonucleotides which target specific gene mutations to produce shortened, functional dystrophin proteins. Each of these require genetic testing and their efficacy is limited to specific mutations. Two corticosteroid therapies are intended to reduce inflammatory damage, improve muscle strength and slow progression, but are subject to traditional steroid side effects. Givinostat is an oral pan-HDAC inhibitor that has been shown to reduce inflammation and slow muscle loss. While offering the advantage of being appropriate for children over six regardless of genetic variant, givinostat has dose-limiting toxicities such as thrombocytopenia, QT prolongation risk, and gastrointestinal issues. Despite the advances in treatment for DMD, there are no approved therapies that address both the muscle atrophy associated with DMD and DMD cardiomyopathy.

Our Solution

We believe TN-301 has the potential to target converging mechanisms that drive DMD disease progression, slowing the degeneration of both skeletal and cardiac muscle.

Preclinical studies have demonstrated that selective HDAC6 inhibition enhances tubulin acetylation, leading to stabilization of the microtubule network and improved structural integrity of muscle fibers resulting in significant increases in muscle strength and function. In dystrophin-deficient models, HDAC6 inhibition was observed to reduce fibrotic remodeling, leading to an overall improvement in muscle morphology and function. HDAC6 inhibition may also exert indirect anti-inflammatory effects by modulating gene expression networks across muscle fibers, fibroblasts, and immune cells, further limiting secondary damage and supporting regeneration. By stabilizing the cytoskeleton, enhancing autophagy, and reducing fibrosis and inflammation, selective HDAC6 inhibitors address multiple pathogenic pathways implicated in disease progression.

We believe TN-301 may offer dosing and compliance advantages to currently approved treatments. As a once-daily small molecule with an orthogonal mechanism, HDAC6 inhibition may add benefit to existing dystrophin-replacement or anti-inflammatory steroidal regimens, which are administered by infusion or injection.

Preclinical Studies in DMD

At the Muscular Dystrophy Association (MDA) Clinical & Scientific Congress 2026, we presented results from preclinical studies comparing TN-301 with the FDA-approved pan HDAC inhibitor, givinostat, in a well-established mouse model of DMD, and in human iPSC-derived cardiomyocytes from DMD patients.

After five weeks of once-daily oral dosing, TN-301 showed a statistically significant increase in forelimb grip strength in mdx mice at both 3 mg/kg and 30 mg/kg compared to vehicle with both doses of TN-301 achieving wildtype (WT) levels of grip strength after five weeks. Further, TN-301 demonstrated greater efficacy at both doses compared to the 10 mg/kg dose of givinostat, which corresponds to the clinically relevant dose used in DMD patients. Notably, the effects of TN-301 at both doses approached those observed with the 30 mg/kg dose of givinostat, a level that is not tolerated in humans.

In engineered heart tissues derived from human DMD-induced iPSCs, TN-301 corrected calcium handling abnormalities, a key driver of DMD cardiomyopathy, including beat-to-beat fluctuations in calcium amplitude. In contrast, givinostat exacerbated calcium handling irregularities. In an experiment of DMD patient-derived iPSC cardiomyocytes designed to measure oxygen consumption and mitochondrial stress, both known contributors to DMD cardiomyopathy, TN-301 corrected basal and maximal respiration whereas givinostat worsened both measures.

Taken together, these data support advancement of TN-301 as a potential DMD therapy with benefits for both skeletal and cardiac muscle and reduced liabilities compared to pan-HDAC inhibitors.

Future Clinical Development of TN-301 in DMD and Other Cardiac, Metabolic and Muscular Diseases

In parallel with seeking opportunities to partner TN-301 for late-stage development and commercialization in large indications such as HFpEF, we plan to explore indications in which it may be possible to demonstrate proof-of-activity in smaller, well-defined patient populations. Based on our preclinical observations, initial indications of interest include DMD, other muscular dystrophies, genetic DCM and PAH.

Our Integrated Capabilities

Foundational to our modality-agnostic research and drug discovery efforts are our proprietary integrated capabilities that include disease models, capsid engineering, promoters and regulatory elements, drug delivery and manufacturing. These differentiated capabilities collectively support discovery of novel targets, in vitro optimization and lead validation, in vivo lead characterization, and efficient development, engineering and production of product candidates that, if approved, could address the high unmet need of patients with heart diseases.

Leveraging our extensive in-house capabilities, we are able to take a differentiated and competitively advantageous approach to target identification and validation and preclinical characterization of each of our prospective candidates, which we believe provides us with deeper insights, shortened product development cycles, reduced scientific risks and improved probability of technical and regulatory success for our product candidates relative to others. For example, with regard to our gene therapy candidates, the application of our capsid engineering and promoter design and delivery expertise may enable us to overcome the limitations faced by prior cardiac gene therapy approaches by enabling more precise delivery and more robust gene expression while lowering the risk of off-target effects. Each of our core internal capabilities is described in more detail below:

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

In Vitro: For our in vitro human iPSC-cardiomyocyte (iPSC-CM) disease models, we use multiple methods to induce phenotypes within cell lines that simulate human diseases and then use these models for high throughput target identification and drug discovery. We have developed our own high-throughput imaging analysis technologies to characterize the impact of drug leads directly on cardiomyocytes and cardiac fibroblasts. Taken together, our advancements in disease modeling, including our practice of characterizing targets using three-dimensional human engineered heart tissues, our ability to produce human iPSC-CMs reliably and at an increasing scale, and our combination of immunostaining, high-resolution imaging and application of machine learning algorithms to support high-throughput phenotypic screening, enhance our ability to both identify and characterize potential product candidates early in the discovery process.

In Vivo: We have to date established approximately 20 rodent heart disease models in pursuit of our early pipeline. Our rodent models represent both in-licensed and novel genetically modified lines, as well as surgically or pharmacologically induced models. Over time, we have developed important insights into the advantages and limitations of specific models and have learned how to optimize experimental design to maximize learnings and de-risk program advancement. This insight influences our preclinical drug development strategies and our discussions with regulatory agencies.

Capsid Engineering

We believe selection of the right capsid for optimal delivery and safety of genetic medicines can make a profound difference in patient safety, therapeutic efficacy, manufacturing productivity and cost of goods. As part of our early product design efforts, we tested AAV9, which has clinically established safety profile and cardiac tropism and proven manufacturability, alongside several other capsids for tropism to cardiomyocytes and for resulting mRNA and protein expression, and in our hands AAV9 proved to be superior to other available capsids. This work contributed to the selection of AAV9 for use with TN-201 and TN-401 and also contributed to the foundations of our novel capsid engineering efforts.

Our goal is to discover, design, and develop novel cardiac-tropic AAV capsids with superior attributes to AAV9 in order to enable more precise targeting of heart cells and to improve the safety profile of future product candidates by reducing tropism for other organs, particularly the liver. We also believe that using capsids that more specifically target one cell type over another may help lower cost of goods for such candidates by lowering doses while increasing efficacy. To achieve our goals related to capsid engineering, we have established in-house AAV capsid engineering capabilities and have designed and screened over one billion variants from diverse, proprietary libraries to discover, design, and develop novel capsids to support our programs.

Our approach includes the use of diverse screening methods across a variety of in vitro, in vivo, and in silico systems to enable our ability to identify novel capsids, followed by the application of specific criteria for the selection of novel capsids, including improved tropism for the heart compared to other organs, with a particular interest in de-targeting the liver; improved transduction of specific heart cell types; lower susceptibility to neutralizing antibodies; and comparable manufacturing in both HEK293- and Sf9/rBV-based manufacturing systems. We then evaluate these novel capsids to identify ones that can outperform the relevant parental capsids, which may vary depending on the intended use.

Through these efforts, we have discovered proprietary capsids with superior performance over parental variants across multiple species. These next-generation capsids have improved tropism for the heart compared to other organs and even for specific cells within the heart; improved expression within the heart cells; and lower susceptibility to neutralizing antibodies. We have identified novel capsids capable of equivalent or superior transduction in the heart, liver detargeting and evasion of preexisting neutralizing antibodies as compared to AAV9. We have also generated data that demonstrate that certain of these capsids have a greater ability to improve heart function compared to the same dose of AAV9 in specific disease models.

Overall, these data provide important proof of concept of the potential utility of capsid engineering. We believe our capsid engineering efforts will be critical in supporting the successful clinical development of future product candidates and enabling those product candidates, if approved, to reach more patients.

Promoters and Regulatory Elements

We have created novel promoters and regulatory elements that support our gene therapy and cellular regeneration programs by controlling the expression of genes within the cells. We use these innovations, which are essential to the success of gene therapy, to help ensure more precise and more robust expression of therapeutic payloads in the different cell types of the heart as compared to what can be achieved with currently available methods. We believe our innovations can support successful clinical development in part by improving the efficacy and safety profile of our product candidates. For example, we have developed cardiac-specific promoters that enable more selective and robust expression in the heart as compared to other organs. Specifically, during optimization of TN-201, we developed a cardiomyocyte-specific promoter, TNP-CM1, with improved performance attributes and a shorter length as compared to the standard cTnT promoter. In vitro and in vivo analyses confirmed that TNP-CM1 significantly increased expression of the MYBPC3 gene compared to what can be achieved with the standard cTnT promoter. In addition, in a mouse model we observed 1000-fold selectivity of expression in cardiac tissue relative to other tissues, including skeletal muscle, brain and liver. This shorter, yet effective promoter enabled packaging of full-length MYBPC3 DNA despite the limited capacity of AAV.

Drug Delivery

Delivery of drugs to the heart is widely considered to be an important challenge to successful translation of cardiac gene therapy and regenerative medicines into approved products. In an effort to maximize the success of programs within our diverse pipeline, we have actively explored different routes of administration, as well as different infusion- or injection-based catheters to support more targeted delivery and more efficient uptake of therapies based on viral vectors. For our gene therapy product candidates, including TN-201 and TN-401, we generally need broad distribution across the heart tissue that is best suited to infusion-based approaches. Other programs, such as our TN-101 therapy designed to convert resident fibroblasts into working myocardial cells in the setting of post-ischemic heart failure, require more precise delivery into the heart tissue directly around the scar area of the LV. Thus TN-101 is more suited to injection-based approaches. We believe our drug delivery approaches may widen the therapeutic index of certain product candidates by reducing the dose required for a therapeutic benefit.

Manufacturing

Our early strategy was to have complete ownership of our process development, analytical development, manufacturing and quality control (QC) for our gene therapy programs. Maintaining internalized manufacturing for these programs increased our understanding of the attributes of our drug substance and drug product, enabled continuous process improvement, consistency (quality and productivity) and supported the manufacturing requirements for our gene therapy programs in clinical development. The resulting innovation and insights are expected to apply not only for rare populations, but also for more prevalent indications, and allow us to be a partner of choice in AAV-based genetic medicines manufacturing. Overall, the internalization of manufacturing efforts provided us with the know-how and capabilities necessary to manage our late-stage drug manufacturing requirements. Today, we rely on a combination of internal manufacturing capabilities and external contract development manufacturing organizations (CDMOs) for our manufacturing requirements and intend to continue to utilize this strategy as our programs progress through various stages of clinical development and future commercialization, if approved.

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

Due to the depth and diversity of our pipeline, we may face competition from a variety of companies, including:

TN-201: We believe the principal competition for TN-201 will be programs that address the underlying genetic cause of MYBPC3-associated HCM. Based on publicly available data, we don’t believe any such treatments have received approval from a regulatory agency or reached clinical development. Notwithstanding, we may face competition from treatments for both nHCM and oHCM, including Bristol Myers Squibb’s myosin inhibitor Camzyos and Cytokinetics’ Myqorzo. There are also several other programs at the regulatory review stage or in clinical development for HCM, including Edgewise Therapeutics’ EDG-7500, Lexicon Pharmaceutical's sotagliflozin and Imbria Pharmaceutical's ninerafaxstat.

TN-301: We believe that the principal competition for TN-301 in HFpEF includes agents approved in the U.S. and/or Europe for the treatment of HFpEF, including Novartis’ Entresto and Eli Lilly and Boehringer Ingleheim’s SGLT2 inhibitor, Jardiance and Astra Zeneca’s SGLT2 inhibitor, Farxiga. While there are no approved HDAC6 inhibitors for cardiovascular indications, HFpEF clinical development is an area of robust investment and multiple additional agents for the treatment of HFpEF are in clinical development, including Eli Lilly and Company’s Tirzepatide. We believe that the principal approved in-class competition for TN-301 in DMD is Italfarmaco's Duvyzat. Alternative approved treatments include branded steroids such as Catalyst Pharmaceuticals and Santhera Pharmaceutical's Agamree and PTC Therapeutics' Emflaza, gene therapies such as Sarepta Therapeutics' Elevidys and exon skippers such as Sarepta Therapeutics' Exondys 51 and NS Pharma's Viltepso. There are other potential treatments in development for DMD including Capricor Therapeutics' and NS Pharma's cardiosphere-derived cell therapy, Deramiocel, Edgewise Therapeutics' myosin inhibitor, Sevasemten, and Avidity Bioscience's exon skipper, AOC-1044, and multiple gene therapies and other therapies.

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

Each of our lead product candidates is covered by at least one or more issued U.S. patents, which are described below. We also have numerous pending patent applications, and will continue to file new patent applications, in the U.S., the EU and other select countries covering our lead product candidates, as well as our early-stage programs in preclinical development. Beyond these issued patents and pending patent applications, our owned and exclusively licensed patent portfolio also covers various aspects of our core capabilities, including our gene delivery expression cassettes and vectors, recombinant capsid proteins, gene editing technology and manufacturing processes.

TN-201: With regard to TN-201, we own four issued U.S. patents covering a recombinant adeno-associated virus (rAAV) virion whose vector genome encodes MYBPC3and methods of using the same for treating cardiomyopathy, one pending non-provisional U.S. patent application, four issued foreign patents in Eurasia, Malaysia, and South Africa, and 24 pending foreign patent applications. The pending foreign patent applications are in a number of jurisdictions, including Australia, Brazil, Canada, China, European Patent Office, Israel, India, Japan, Republic of Korea, Mexico, New Zealand, Saudi Arabia, Singapore, South Africa, and United Arab Emirates. Any U.S. or foreign patents issued from the pending patent applications are expected to expire in 2041, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account. The issued U.S. patents and pending U.S. non-provisional patent applications are directed to various aspects of TN-201, including MYBPC3 gene expression cassettes, rAAV vectors, rAAV viral genomes and methods of using such compositions for therapeutic indications.

TN-301: With regard to TN-301, we own three issued U.S. patents, one pending non-provisional U.S. patent application and two issued foreign patents in Mexico, Japan, and Saudi Arabia and twenty-seven pending foreign patent applications covering TN-301 and various analogs. The pending foreign applications are in a number of jurisdictions, including Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, India, Israel, Japan, South Korea, New Zealand, and South Africa. Any U.S. or foreign patents issued from these pending patent applications are expected to expire in 2040, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account. We also own four patent families that cover methods of treatment of various diseases and disorders with TN-301 and its analogs, with one issued U.S. patent, two pending non-provisional U.S. patent applications, one pending PCT application, one pending U.S. provisional patent application, and fifteen foreign patent applications in multiple jurisdictions including Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Mexico, New Zealand, Singapore, South Africa, and Taiwan. Any U.S. or foreign patents issued from the pending applications are expected to expire between 2042 and 2046, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account. We also own one patent family that covers additional HDAC6i compounds, with one pending non-provisional U.S. patent application, one issued foreign patent in Japan, and two pending foreign patent applications in Europe and Canada. Any U.S. or foreign patents issued from these pending patent applications are expected to expire in 2040, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account.

TN-401: With regard to TN-401, we own one issued U.S. patent, three pending U.S. non-provisional patent applications, three issued foreign patents in Japan, South Africa, and Eurasia, and 24 pending foreign patent applications, related to proprietary PKP2 gene expression vectors and methods of use. The pending foreign patent applications are in a number of jurisdictions, including Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Republic of Korea, Mexico, New Zealand, Saudi Arabia, Singapore, South Africa, and United Arab Emirates. Any U.S. or foreign patents issued from the pending patent applications are expected to expire in 2041, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees and without taking potential patent term extensions or adjustments into account. We own one pending U.S. non-provisional patent application and five foreign patent applications in multiple jurisdictions, including Argentina, Europe, Hong Kong, Japan, and Taiwan, related to PKP2 therapeutic treatment methods. Any U.S. or foreign patents issued from the pending patent applications are expected to expire in 2043, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and without taking potential patent term extensions or adjustments into account.

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

Manufacturing

We rely on a combination of internal manufacturing capabilities and external CDMOs for the manufacture of the drug substance and/or drug product of our portfolio programs and intend to continue to utilize this strategy as our programs progress through various stages of clinical development and future commercialization, if approved.

AAV Manufacturing

We fully integrated and internalized AAV manufacturing capabilities to support product candidates emerging from our discovery efforts that utilize AAV for delivery. Simultaneously, we established a Quality Management System to oversee our GxP operations, including Current Good Manufacturing Practices (cGMP), GLP and Good Clinical Practice (GCP).

Our Manufacturing Technology Development Center, or MTDC, includes a Vector Core, upstream and downstream process development labs, as well as assay development and QC capabilities, and is co-located with our research labs in the San Francisco Bay Area. The MTDC does non-GMP work using both the sf9-baculovirus and HEK293 systems and operates at the shake flask, 50L, and 200L scales to support all non-clinical studies, including IND-enabling efficacy, pharmacology, toxicology, and biodistribution, as well as process and analytical work appropriate for later stages of development and approval for our lead gene therapy programs. We also utilize the MTDC to support our work on novel technologies intended to improve the scalability, yield and attributes of AAV manufactured products, including improvements in upstream and downstream processes and novel cell lines; we believe this work has the potential to contribute to our existing clinical-stage and/or future potential gene therapy programs.

In 2021 we established our Genetic Medicines Manufacturing Center, or GMMC, at a time when CDMO capacity was limited and the industry was experiencing quality issues with the available CDMOs. When fully operational, our GMMC can operate at the 200L and 1000L scales to support clinical development activities from first-in-human clinical trials through to late-stage development, and potentially initial commercialization, should regulatory approval be obtained. We successfully utilized the GMMC to produce sufficient drug product to support the current planned dosing for both MyPEAK-1 and RIDGE-1. However, in 2025, due to the available inventory of TN-201 and TN-401 and to support our cost containment initiatives, we decided to decommission the GMMC facility. We will evaluate recommissioning it based on clinical program requirements, or alternatively, will initiate the transfer of our AAV manufacturing process to a CDMO at the appropriate time.

In addition to our internal manufacturing capabilities, we have also negotiated and entered into master service agreements with multiple CDMOs to provide additional AAV manufacturing and filling capacity, storage, stability program management, and associated risk mitigation. Additionally, we will rely on third parties for certain manufacturing of ancillary materials and release assays, for which we have already secured or intend to secure dual-sourced capacity. To support outsourced manufacturing activities across our gene therapy portfolio, we employ a technical operations staff with the requisite expertise to facilitate technology transfer to and oversight of our CDMOs.

Small Molecule Manufacturing

We rely on various third parties for our cGMP small molecule manufacturing. This external network consists of well-established and reputable CDMOs for our chemistry, manufacturing and control development that have good regulatory standing, suitable manufacturing capacities and capabilities. We will continue to expand this network as appropriate to meet future manufacturing needs for TN-301 and other small molecule product candidates, should such programs advance in the clinic, to regulatory approval and subsequent commercialization.

We source raw materials that are used to manufacture our drug substance from multiple third-party suppliers across the globe. Where appropriate, we stock sufficient quantities of these materials and provide them to our CDMOs so they can manufacture adequate drug substance quantities per our requirements. We also rely on third parties to source materials such as excipients, components and reagents, which are required to manufacture our drug substance and finished drug product.

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

U.S. Biologic and Small Molecule Drug Product Development

In the U.S., the FDA regulates small molecule and biologic therapeutic products under the Food, Drug and Cosmetic Act (FDCA) and the Public Health Service Act (PHSA). Biopharmaceuticals, including both small molecule and biologic products, also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

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
•
Submission to the FDA of an IND, which must become effective before human clinical trials may begin, and alignment with the FDA on clinical trial design;
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

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events, findings from other trials suggesting a significant risk to humans exposed to the investigational product, findings from animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

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

Under the Prescription Drug User Fee Act (PDUFA), as amended, each BLA or NDA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s FY 2026 fee schedule, effective through September 30, 2026, the user fee for an application requiring clinical data, such as a BLA or NDA, is approximately $4.68 million. PDUFA also imposes an annual program fee for each marketed human prescription drug product ($442,213 in 2026) and an annual establishment fee on facilities used to manufacture prescription biologics or small molecular drug products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs or NDA for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order. The Consolidated Appropriations Act of 2026, signed into law in February 2026, codified this longstanding FDA interpretation of the Orphan Drug Act, allowing the FDA to approve multiple versions of the same orphan drug for different subindications and subpopulations.

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more stakeholders to bring lawsuits against the FDA and other federal agencies to challenge longstanding decisions and policies, including the FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA's authority and lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the current administration may lead to new policies and regulatory changes that can impact our clinical development programs and timelines. For example, the FDA has proposed a new process under RDEP to facilitate the approval of drugs to treat rare diseases with very small patient populations with significant unmet medical need and with a known genetic defect that is the major driver of the pathophysiology. We may engage with the FDA for candidates that qualify for this new process, which permits substantial evidence of effectiveness based upon one adequate and well-controlled study with confirmatory evidence.

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

Any product submitted to the FDA for marketing, including under a fast-track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review, RMAT designation, and accelerated approval. Any product is eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies.

A product may also be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM), which is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. If the FDA concludes that a biologic or small molecule drug product shown to be potent or effective for the proposed indication can be safely used only if distribution or use is restricted, it may require such post-marketing restrictions as it deems necessary to assure safe use of the product. In some cases, FDA may limit the scope of the indication.

Additionally, a drug product may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drug products, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as fast-track designation, plus intensive guidance from the FDA to ensure an efficient drug development program. Fast track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process. Depending on other factors that impact clinical trial timelines and development, such as our ability to identify and onboard clinical sites and rates of study participant enrollment and drop-out, we may not realize all the benefits of these expedited or accelerated review programs. For accelerated approval, the FDA has the authority to specify conditions for post approval study requirements and can withdraw a product on an expedited basis for noncompliance with post-approval requirements.

Abbreviated Licensure Pathway of Biological Products as Biosimilars or Interchangeable Biosimilars

The Patient Protection and Affordable Care Act (Affordable Care Act or ACA), signed into law in 2010, includes the Biologics Price Competition and Innovation Act of 2009 (BPCIA), which created an abbreviated approval pathway for biological products shown to be highly similar to an FDA-licensed reference biological product. The BPCIA attempts to minimize duplicative testing and thereby lower development costs and increase patient access to affordable treatments. An application for licensure of a biosimilar product must include information demonstrating biosimilarity based upon the following, unless the FDA determines otherwise:

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

A combination product with a biologic product candidate as the primary mode of action generally would be reviewed and approved pursuant to the biologic approval processes under the FDCA. In reviewing the BLA application for such a product, however, FDA reviewers in the Center for Biologics Evaluation and Research (CBER) could consult with their counterparts in the device center to ensure that the device component of the combination product meet applicable requirements regarding safety, effectiveness, durability and performance. In addition, under FDA regulations, combination products are subject to cGMP requirements applicable to both biologics and devices, including the Quality System Regulations (QSR) applicable to medical devices. Further, in February 2024, the FDA issued a final rule replacing the QSR with the Quality Management System Regulation (QMSR) which incorporates by reference the quality management system requirements of ISO 13485:2016. The FDA has stated that the standards contained in ISO 13485:216 are substantially similar to those set forth in the existing QSR. This final rule went into effect on February 2, 2026.

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

PMA approval process

The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by the FDA, can take several years or longer. The applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness, including information about the device and its components regarding, among other things, device design, manufacturing, and labeling. PMA applications are subject to an application fee. In addition, PMAs for medical devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the QMSR, which imposes extensive testing, control, documentation, and other Quality Assurance and GMP requirements.

Other U.S. Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, including the Centers for Medicare & Medicaid Services (CMS), other divisions of the Department of Health and Human Services (HHS), the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, and state and local governments.

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

U.S. Data Privacy and Security Laws

In the United States, a broad variety of laws, rules, regulations and standards relating to privacy, data protection and security may apply to our activities, such as state data breach notification laws, state personal data privacy laws (for example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (CCPA)), state health information privacy laws, and federal and state consumer protection laws. The CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use, sharing and retention practices, provides California residents with data privacy rights (including the ability to opt out of certain disclosures of personal information including for certain advertising purposes), imposes operational requirements for covered businesses, provides for significant civil penalties for violations as well as a private right of action for certain data breaches and statutory damages. Aspects of the CCPA and its interpretation and enforcement remain uncertain. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities, depending on their interpretation. Other states have enacted laws similar to the CCPA, and other state legislatures are currently considering, and may pass, their own comprehensive data privacy and security laws, with potentially greater penalties and more rigorous compliance requirements, and laws in all 50 states require businesses, in certain cases, to provide notice to customers whose personal data has been disclosed as a result of a data breach. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigation and compliance, allow private class-action litigation and carry significant potential liability for our business. For more information, see “Risk Factors— Risks Related to Regulatory Approval and Other Legal Compliance Matters.” We are subject to stringent laws, rules, regulations, policies, industry standards and contractual obligations regarding data privacy and security and may be subject to additional laws and regulations in jurisdictions into which we expand. Many of these laws and regulations are subject to change and reinterpretation and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or other harm to our business.

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

Foreign Data Privacy and Security Laws

Outside of the United States, we are subject to extensive legal requirements relating to privacy, data protection, security and the collection, use, transfer and other processing of personal data, and these requirements are continuing to evolve. For example, in the EU, the General Data Protection Regulation (GDPR) imposes stringent operational requirements for processors and controllers of personal data, including transparent and expanded disclosure to data subjects about how their personal data is to be used, limitations on retention of information, mandatory data breach notification requirements, and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. We are also subject to the UK GDPR, which implements the GDPR in the UK post-Brexit. Failure to comply with the GDPR or UK GDPR may result in fines up to €20,000,000 (£17.5 million in the UK) or 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. The GDPR and UK GDPR have increased our responsibility and liability in relation to personal data that we may process, and we may be required to implement additional measures in an effort to comply with the GDPR and UK GDPR and with other laws, rules and regulations in the EEA, United Kingdom (UK) and Switzerland relating to privacy and data protection. If our efforts to comply with GDPR and UK GDPR or other applicable foreign laws, rules and regulations are not successful, or are perceived to be unsuccessful, it could adversely affect our business. For more information, see “Risk Factors—Risks Related to Regulatory Approval and Other Legal Compliance Matters.” We are subject to stringent laws, rules, regulations, policies, industry standards and contractual obligations regarding data privacy and security and may be subject to additional laws and regulations in jurisdictions into which we expand. Many of these laws and regulations are subject to change and reinterpretation and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or other harm to our business.

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

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of HHS as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability and requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and enlarging the population potentially eligible for Medicaid drug benefits. The American Rescue Plan Act of 2021, beginning January 1, 2024, eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Moreover, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, impose limitations on drug price increases and reform government program reimbursement methodologies for drug products. Changes in the leadership of the Department of HHS and various federal agencies under the new Trump administration may lead to new policies and regulatory changes that can increase our compliance costs and impact our operations.

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

In August 2022, Congress passed the Inflation Reduction Act of 2022 (IRA), which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the U.S. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other measures that use most-favored-nation pricing targets for prescription drugs or that increase generic and biosimilar drug entry sooner than expected can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future, or the pricing of our approved product in the U.S. and in foreign countries. The impact of such judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the new Trump administration on us and the pharmaceutical industry as a whole is unclear.

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement, in order to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product in the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally, prices tend to be significantly lower.

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

Human Capital Resources

As of December 31, 2025, we had 70 full-time employees. Of the full-time employees employed as of December 31, 2025, 52 engaged in research, development and technical operations. 24 of such employees hold Ph.D. or M.D. (or foreign equivalent) degrees and 10 hold other professional degrees such as a J.D. or M.B.A. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We focus on employee engagement and consider our relationship with our employees to be good, in part as measured by relatively high scores from employee surveys.

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

We are an equal opportunity employer and maintain policies that prohibit unlawful discrimination based on race, color, religion, gender, sexual orientation, gender identity/expression, national origin/ancestry, age, disability, marital and veteran status. We employ a diverse workforce that, as December 31, 2025, was approximately 60% non-white and 51% women based on our employees’ voluntary self-identification. We strive to create a collaborative culture that fosters internal engagement around our company and our mission to discover, develop and deliver curative therapies that address the underlying drivers of heart disease.

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
•
The regulatory approval processes of the FDA, EMA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval of our product candidates, we will be unable to generate product revenue, and our business will be substantially harmed.
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

We have incurred significant net losses since our inception, have not generated any product revenue to date and have financed our operations principally through issuances of our stock. As of December 31, 2025, we had an accumulated deficit of $605.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs, manufacturing activities and from general and administrative costs associated with our operations. Our product candidates will require substantial additional development time and resources before we will be able to apply for regulatory approvals and, if approved, begin generating revenue from product sales. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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
•
the achievement of development, regulatory and sales-based milestones under our collaboration agreement with Alnylam;
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
•
satisfying any required post-marketing approval commitments to applicable regulatory authorities;
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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase over the long-term in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, our product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities. Our expenses could increase beyond expectations if we are required by the FDA, EMA or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned preclinical studies and clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. We also expect to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

As of December 31, 2025, we had $100.5 million in cash, cash equivalents and investments in marketable securities. We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our preclinical development programs, platforms, manufacturing activities, ongoing or planned clinical trials or future commercialization efforts.

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

If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or intellectual property, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. For example, under our collaboration agreement with Alnylam, we are not permitted to conduct any research or development activities with respect to certain collaboration targets or any therapeutic products designed to be directed to such targets, for as long as the target remains a collaboration target. If we are unable to raise additional funds through equity or debt financings, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our Loan Agreement requires us to comply with specified operating covenants and places restrictions on our operating and financial flexibility.

As of the filing date of this periodic report, under our Loan Agreement, we have the right to draw down up to $20.0 million, subject to agreement on the terms and conditions thereof and SVB’s sole discretion. As security for our obligations under the Loan Agreement, we granted SVB a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions. We intend to satisfy our future debt service obligations with our existing cash and cash equivalents. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our outstanding debt. Funds from external sources may not be available on acceptable terms, if at all.

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

Our net operating loss (NOL) carryforwards may be unavailable to offset future taxable income because of restrictions on their use under U.S. tax law. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. We have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. In addition, the use of our NOLs and other tax attributes may be subject to other limitations under applicable law. For example, California has enacted a temporary suspension on the use of state NOLs in taxable years beginning in 2024, 2025 and 2026, which would adversely affect our company if we earn taxable income in 2026. Consequently, our ability to use our NOLs and certain other tax attributes may be limited.

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

Before we are able to generate any revenue from product sales, each of our programs and product candidates will require additional preclinical and/or clinical development, expansion of manufacturing capabilities and expertise or successfully outsourcing manufacturing, regulatory approval, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts. Consequently, because of the substantial operational and financial investment required to further develop and commercialize our product candidates, there is a high risk of failure and we may never succeed in developing marketable products.

If we do not successfully initiate and complete our clinical trials in a timely manner, including the successful manufacturing of the relevant product candidate, or fail to achieve favorable results from our trials, we may experience significant delays or be unable to advance our programs. We cannot be certain that our clinical trials will be initiated and completed on time, if at all, or whether our planned clinical strategy will be acceptable to the FDA or comparable foreign regulatory authorities. Furthermore, any changes to our development programs may cause our product candidates to perform differently and affect the results of planned clinical trials, which could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved, and generate revenue.

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

To become and remain profitable, we must develop, obtain approval for and eventually commercialize product candidates that generate significant revenue. We do not expect to receive approval of any product candidates for many years and may never succeed in these activities. Even if we obtain approval and begin commercializing one or more of our product candidates, we may never generate revenue that is significant enough to achieve profitability, as we will continue to incur substantial research and development, manufacturing and other expenditures to develop and market additional product candidates. Even as we successfully discover and advance product candidates into clinical development, their success will be subject to all of the clinical, regulatory and commercial risks described elsewhere in this “Risk Factors” section. Accordingly, we cannot assure you that we will ever be able to discover, develop, obtain regulatory approval of, manufacture, commercialize or generate significant revenue from any product candidates.

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

The regulatory requirements that will govern any novel gene therapy product candidate we develop are not entirely clear, have changed over time and are subject to further change. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Changes in the regulatory authorities’ data requirements and risk mitigation methods, including requirements resulting from safety concerns raised by regulatory authorities in clinical programs of unrelated companies in the gene therapy and cardiovascular fields in general, could have a material impact on our clinical development, increase our costs, and delay or preclude regulatory approval of our product candidates. Moreover, there is substantial overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the U.S., the FDA has established the Office of Tissues and Advanced Therapies within CBER to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review.

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

Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and its ultimate outcome is uncertain. We cannot guarantee that any of our preclinical studies or clinical trials will be initiated, conducted or completed on schedule or as planned, or at all. Failure can occur at any stage of testing. Such failure may result from a multitude of factors, including, among other things, flaws in study design, dose selection issues, placebo effects, patient enrollment criteria, novel assay design and failure to demonstrate favorable safety or efficacy traits, which could delay or prevent the submission of an IND or clinical trial application, initiation of a clinical trial, receipt of marketing approval or our ability to commercialize our product candidates, or require us to suspended or terminate further development of our product candidates. Moreover, the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. For example, our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. As a result, we cannot assure you that any preclinical studies, clinical trials or post-marketing studies that we conduct will demonstrate consistent or adequate efficacy and safety to support marketing approval.

Further, FDA and other regulatory authorities may implement new policies and regulations on clinical trials. For example, the EU Clinical Trials Regulation (CTR), which repealed the EU Clinical Trials Directive, became applicable on January 31, 2022, and provided a three-year transition period. The CTR streamlined the processes for applying for authorization and supervision of clinical trials in the EU. From January 31, 2025, any trials approved under the Clinical Trials Directive that continue running will need to comply with the CTR, and their sponsors must enter information on the trials in the Clinical Trials Information System. Trials we initiate in the United Kingdom are also subject to regulatory requirements and policies of the MHRA. Compliance with the CTR and/or MHRA requirements by us, our collaborators and third-party service providers, such as CROs, may increase our clinical trial costs and impact the timeline of our development plans. If we are slow or unable to adapt to changes in clinical trial requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be negatively impacted.

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
•
inaccurate or untimely clinical data collection, entry, analysis or reporting by clinical sites, third-party contractors and/or CROs;
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

We, the FDA, EMA, other comparable regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects or that the expected benefit does not justify the risk. For example, in November 2025, we announced that the FDA placed MyPEAK-1 on clinical hold to request a protocol amendment, primarily to standardize activities related to patient monitoring and management of the immunosuppressive regimen across trial sites. While the hold was lifted after swift and collaborative engagement with the FDA, there is no assurance that it or any future hold on our clinical trials would not have a material adverse effect on our business or our data milestones or development timelines for TN-201 or other product candidates.

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

We are developing product candidates for the treatment of heart disease, including for certain indications, such as rare genetic diseases, that have limited patient pools from which to draw for clinical trials. We also may encounter difficulties in identifying and enrolling patients with a stage of disease appropriate for our planned clinical trials and monitoring such subjects adequately during and after treatment. The process of finding and diagnosing patients may prove costly. Further, the treating physicians in our clinical trials may also use their medical discretion in advising patients enrolled in our clinical trials to withdraw from our studies to try alternative therapies. Patients also have the right to withdraw from our clinical trials for any reason. Enrollment may also be impacted by an IRB or ethics committee decision to pause or stop enrollment at a trial site, a DSMB recommendation to pause or stop trial enrollment, or a decision by a regulatory authority to pause or stop trial enrollment in a particular country. Additionally, the FDA, EMA or other comparable foreign regulatory authorities may require long-term follow-up assessments for a certain number of patients, which could delay marketing approval.

We also expect patient enrollment to be affected because our competitors have ongoing clinical trials for programs that are under development or are approved for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials could instead enroll in clinical trials of our competitors’ programs or choose to take an approved medication. Patient enrollment for our clinical trials has been and may continue to be affected by other factors, including:

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
•
regulatory actions, ongoing IRB and/or ethics committee decisions and DSMB recommendations;
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
•
limited staff and resources at clinical trial sites, including support for clinical trial enrollment and the availability of hospital beds;
•
the activities of key opinion leaders (KOLs) and patient advocacy groups;
•
proximity and availability of clinical trial sites for prospective patients and the ability of patients to travel to these sites;
•
the practical and financial burden of the trial protocol on patients, including conflicts with their work, family and personal activities, as well as travel costs, lodging, lost wages and insufficient reimbursement or support;
•
delays in site activation, contracting and budget approvals;
•
protocol amendments, reviews and approvals;
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

Due to the significant resources required for the development of product candidates, in particular our product candidates in clinical trials, we must decide which programs, product candidates and indications to pursue and advance the amount of resources to allocate to each. For example, in connection with our cost containment measures, we are prioritizing generating data from our MyPEAK-1 and RIDGE-1 clinical trials of TN-201 and TN-401, respectively. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular programs, product candidates or therapeutic areas may not lead to the development of any viable commercial product and may result in the diversion of resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain platforms, programs or product candidates may subsequently also prove to be less than optimal and could cause us to miss valuable opportunities. If we make incorrect assumptions and/or determinations regarding data emerging from our clinical trials, the viability or market potential of any of our programs or product candidates or misread trends in the biotechnology industry, in particular in the field of cardiology, our business could be seriously harmed. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other programs, product candidates or other diseases that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to our platforms or product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

From time to time, we may publicly disclose initial, interim or topline data from our clinical trials. These updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following availability of additional data and a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the initial, interim and/or topline results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Initial, interim and/or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, initial, interim and topline data should be viewed with caution until the final data is available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Initial and interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between initial and/or interim data and final data could significantly harm our business and prospects.

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

Our gene therapy product candidates require processing steps that are more complex than those required for most chemical and protein pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we need to employ multiple steps to control our manufacturing process to ensure that the process works and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, including during the manufacture of drug substance, drug product, filling, labeling, packaging, storage, shipping, QC and testing and/or in connection with release assays, including potency assays, could result in product defects, lot failures, product recalls, product liability claims or insufficient inventory, and may ultimately disrupt or delay the supply of our product candidates.

Although some of our employees have experience in the manufacturing of biopharmaceutical products from prior employment at other companies, we as a company have limited experience in manufacturing and oversight of CDMOs conducting manufacturing activities on our behalf. We may also encounter problems hiring and retaining the experienced personnel needed to manage our complex manufacturing operations, including those outsourced to CDMOs. If we experience unanticipated employee shortage or turnover in any of these areas, we may not be able to maintain oversight of our QC, conduct further process improvements or meet our product development timelines; we may also experience difficulties in maintaining compliance with applicable regulatory requirements, which would impair our product development and commercialization efforts.

To date, our product candidates have been manufactured in quantities adequate for preclinical studies and our Phase 1b/2 clinical trials for our lead product candidates. We will need to manufacture product candidates in larger quantities for commercialization of the resulting product, if that product candidate is approved for sale, and we may need to manufacture more product to conduct later-stage clinical trials. We may not be able to successfully repeat or increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner or at all. Significant changes or scale-up of manufacturing may require additional validation studies, which are costly and which regulatory authorities must review and approve. In addition, quality issues may arise during those changes or scale-up activities.

As product candidates progress through preclinical studies and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved, and generate revenue. Moreover, if we choose to transfer manufacturing activities for our clinical-stage gene therapy programs to a CDMO, we may also be required to conduct additional studies to ensure comparability, notify and submit additional filings to regulatory authorities, and obtain regulatory authority approval for the new facilities, which may be delayed or never received. While the manufacturing process alone is complex, quality issues may also arise during drug product filling, labeling, packaging, storage, shipping and ongoing QC and testing activities.

If we are unable to successfully manufacture any of our product candidates in sufficient quality and quantity, the development of that product candidate and regulatory approval or commercial launch for any resulting products may be delayed or there may be a shortage in supply, which could significantly harm our business.

The manufacture of our product candidates will be subject to significant government regulations and approvals, which are often costly and could result in adverse consequences to our business if we or our CDMO’s fail to comply with the regulations or maintain the approvals.

We will need to comply with the FDA’s and applicable foreign regulatory authorities’ cGMP requirements for the production of product candidates for clinical trials and, if approved, commercial supply. We and our CDMOs will be subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements. These requirements include the qualification and validation of manufacturing equipment and processes. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture of our product candidates as a result of a failure of our facilities or the facilities or operations of our CDMOs or third-party suppliers to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product candidates, including leading to significant delays in the availability of our product candidates for our clinical trials or the termination or hold on a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant non-compliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our product candidates and/or may be subject to product recalls, seizures, injunctions, or criminal prosecution. Furthermore, regulatory requirements for the manufacturing of genetic medicines may change over time. Our failure to comply with such changes could have a material impact on the manufacturing costs for our product candidates, delay our planned preclinical and clinical trial timelines and/or preclude regulatory approval of our product candidates.

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
•
physicians, hospitals, treatment centers and patients considering our product candidates a safe, pure and effective treatment;
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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the U.S., for example, principal decisions about reimbursement for new products are typically made by CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate or at the same level of reimbursement. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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
•
FDA, EMA or other regulatory authority investigation of the safety and effectiveness of our products, our manufacturing processes and the facilities used to manufacture our products or our marketing programs;
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
•
the FDA, EMA or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of CDMOs and or third-party manufacturers with which we contract for clinical and commercial supplies;
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

Further, under the current leadership at the HHS, layoffs due to the reduction in force initiative and other measures implemented by the Department of Government Efficiency, agency staff departures, and lapse of government appropriations can impact the normal operations of the FDA as well as other federal agencies. The FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. It is unclear how our industry and our clinical programs will be impacted by policies, regulations and initiatives implemented under the current administration and FDA commissioner, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.

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

Even if we eventually complete clinical testing and receive approval for our product candidates, the FDA, EMA and other comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested or may impose other prescribing limitations or warnings that limit the product’s commercial potential. Furthermore, any regulatory approval to market a drug may be subject to significant limitations on the approved uses or indications for which we may market, promote and advertise the drug or the labeling or other restrictions. The regulatory authorities may require precautions or contra-indications with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, the FDA has the authority to require a Risk Evaluation and Mitigation Strategy plan as part of approving a NDA or biologics license application, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. These requirements or restrictions might include limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and materially harm our business, financial condition, results of operations and prospects, and may significantly limit the size of the market for the drug and affect reimbursement by third-party payors.

In addition, if the FDA, EMA or other foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMP and GCP for any clinical trials that we conduct post-approval. Manufacturers of drug products and the facilities where the products are manufactured are also subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA, EMA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

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

In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the U.S. provides that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances. In view of the court decision in the Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11thCir. 2021) case, in a January 2023 notice, the FDA clarified that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order. The Consolidated Appropriations Act of 2026, signed into law in February 2026, codified this longstanding FDA interpretation of the Orphan Drug Act, allowing the FDA to approve multiple versions of the same orphan drug for different subindications and subpopulations. The applicable exclusivity period for an orphan drug is ten years in the EU. The EU orphan exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

Under the Rare Pediatric Disease Priority Review Voucher program, a sponsor who receives an approval for a drug or biological product for a rare pediatric disease may qualify for a voucher that can be redeemed to receive priority review for a different product. The sponsor may also transfer or sell the voucher to another sponsor. FDA awards rare pediatric disease priority review vouchers to sponsors of rare pediatric disease products that are approved and meet certain criteria, including a product candidate intended to treat a manifestation of a serious or life-threatening disease or condition in children aged 0 through 18 years of age. The rare pediatric disease priority review program has been extended by Congress through September 2029 under the Consolidated Appropriations Act, 2026, which means the FDA may not award any priority review vouchers under this program after September 30, 2029. There is no guarantee that any of our product candidates will be approved by that date, or at all. We may not obtain a priority review voucher prior to expiration of the program, unless Congress further reauthorizes the program.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad. For example, certain policies of the current U.S. administration may impact our business and industry, which could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how current and future legislation, executive actions, and litigation, including the executive orders referenced below, will be implemented, and the extent to which they will impact our business, our clinical development, and the FDA’s and other agencies’ ability to exercise their regulatory authority, including FDA’s pre-approval inspection and timely review of any regulatory filings or applications we submit to the FDA. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course or constraints on our business operations, including operations of our contractors, our business may be negatively impacted.

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. Further, under the new leadership at the HHS under the current U.S. presidential administration, agency reorganization, mass layoffs due to the reduction in force initiative and other measures implemented by the Department of Government Efficiency may impact the normal operations of the FDA as well as other federal agencies. The FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.

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

Outside of the U.S., we are subject to extensive legal requirements relating to privacy, data protection, security and the collection, distribution, use, disclosure, storage, transfer and other processing of personal data. For example, the collection and use of health data and other personal data, including personal data collected in clinical trials, is governed in the EU by the GDPR, which imposes substantial obligations upon companies and provides rights for individuals, and by certain EU member state-level legislation. The GDPR also forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419), known as UK GDPR. Failure to comply with the GDPR or UK GDPR may result in fines up to €20,000,000 (£17.5 million in the UK) or 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. The GDPR or UK GDPR impose significant responsibility and expose us to potential liability in relation to personal data that we may process, and we may be required to implement additional measures in an effort to comply with the GDPR and UK GDPR or with other laws, rules, regulations and standards in the EEA, UK and Switzerland relating to privacy and data protection. This may be onerous and if our efforts to comply with GDPR and UK GDPR or other applicable laws, rules, regulations and standards are not successful, or are perceived to be unsuccessful, it could adversely affect our business. Further, restrictions on the transfer of personal data from the EEA, UK, Switzerland or other jurisdictions to the U.S. or other regions, could restrict our activities in those jurisdictions, limit our ability to provide our products and services in those jurisdictions, require us to modify our policies and practices, and to engage in additional contractual negotiations, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data to the U.S. In Canada, the Personal Information Protection and Electronic Documents Act (PIPEDA) and similar provincial laws impose obligations on companies with respect to processing personal information, including health-related information, regarding Canadian data subjects and provides individuals certain rights with respect to such information, including the right to access and challenge the accuracy of their personal information held by an organization. Failure to comply with PIPEDA, where applicable, could result in fines and penalties.

In the U.S., a variety of laws, rules, regulations and standards relating to privacy, data protection, security, and the distribution, use, disclosure, storage, transfer and other processing of data potentially may apply to our activities, such as state data breach notification laws, state personal data privacy laws, for example, the CCPA, state health information privacy laws, and federal and state consumer protection laws. The CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use, sharing and retention practices, provides California residents with data privacy rights (including the ability to opt out of certain disclosures of personal information including for certain advertising purposes), imposes operational requirements for covered businesses, provides for significant civil penalties for violations as well as a private right of action for certain data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgments and settlements). Although there are limited exemptions for clinical trial data under the CCPA and certain other state laws, the CCPA and other new and evolving state laws could impact our business activities, depending on their interpretation. Numerous other states have enacted laws relating to privacy and data security that either are in operation or slated to go into operation over the next several years. In many cases, these laws are comprehensive privacy laws similar to the CCPA, with potentially greater penalties and more rigorous compliance requirements.

States also are enacting laws addressing specific subject matter, such as Washington’s My Health, My Data Act, which includes a private right of action. Laws in all 50 states may require businesses to provide notice to individuals whose personal data has been disclosed as a result of a data breach. The U.S. government also has instituted rules, effective April 8, 2025, that prohibit or restrict transactions involving certain types and amounts of sensitive data between U.S. persons and foreign persons associated with specific countries of concern. Among other things, these new rules require U.S. businesses to seek assurances from certain foreign parties with which they share sensitive data (under certain types of agreements) that those parties will not further share that data with parties in countries of concern. Finally, federal, state and foreign laws, rules, regulations and standards may apply generally to the privacy and security of information we maintain, and may differ from each other significantly, thus complicating compliance efforts and potentially requiring us to undertake additional measures to comply with them.

With the GDPR, PIPEDA, CCPA, and other laws, regulations and other obligations relating to privacy, data protection and security imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these laws, regulations and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so.

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

There is currently significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade restrictions, treaties, foreign investment laws, data transfer restrictions, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could introduce additional restrictions and negatively impact our business. For example, legislation in Congress known as the BIOSECURE Act was passed as part of the 2026 National Defense Authorization Act, which limits certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. Other new regulations could affect the transfer of certain types of data abroad, including to China, and may add expenses or unforeseen burdens to the process of contracting with service providers. These regulations, or similar laws and regulations in the future, could adversely impact our current or future third-party arrangements with certain companies, including those in China or Chinese-owned U.S. companies, which could delay or impact our clinical trials and consequently delay or obstruct successful commercialization of our product candidates. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

Increased tariffs on imports, trade sanctions, other trade restrictions, or a global trade war could increase our costs and materially and adversely affect our business operations and financial condition.

Our business could be negatively affected by tariffs, trade restrictions, and other governmental actions, any of which can be imposed suddenly and unpredictably. For example, there is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies, treaties, trade regulations, and tariffs. Beginning in 2025, the U.S. government imposed or announced various new tariffs on certain imports, including commodity-specific, reciprocal, and country-specific tariffs, and additional tariffs may be forthcoming. For example, in April 2025, the U.S. Department of Commerce initiated an investigation into potential tariffs on pharmaceuticals, pharmaceutical ingredients, and derivative products; when these investigations are complete, the U.S. government may decide to levy additional tariffs on these products. These or additional tariffs (and the uncertainty around their implementation) could affect inputs to our products, as well as equipment, materials, or components that we import into the U.S. from our suppliers, which could significantly impact the cost of these items. Retaliatory tariffs could also negatively affect our ability to export and sell our potential products into those countries. If these tariffs are implemented, reinstated or adjusted, if additional tariffs are placed, or if any related countermeasures are taken by the U.S. or other countries, our business, financial condition, and results of operations may be materially harmed.

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

Changes in tax law, including to the orphan drug tax credit and other changes to U.S. and non-U.S. taxation, could increase our tax liability and adversely affect our operating results. For example, starting from January 1, 2022, the Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize domestic research and development costs in the year incurred and amortize such costs rather than deduct such costs in the year incurred. On July 4, 2025, the U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act (the OBBB Act) was enacted, which makes a number of changes to U.S. federal income tax law, including permanently suspending the requirement to capitalize and amortize domestic research and development expenditures and permitting such deductions on a current basis. While we have reflected the effects of the enactment of OBBB Act for the fiscal year ended December 31, 2025, we will continue to evaluate the full impact of the legislation on us. These changes could affect our total U.S. federal tax liability when and if we become profitable.

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees.

We are highly dependent on the principal members of our management, our scientific and clinical advisors and consultants, and our scientific and medical staff. If we do not succeed in attracting and retaining such personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. We do not maintain “key person” insurance for any of our executives or other employees. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

Additionally, we rely on our scientific and clinical advisors and consultants to assist us in formulating our research, development and clinical strategies. These advisors and consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, these advisors and consultants typically will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. Furthermore, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours. In particular, if we are unable to maintain consulting relationships with our scientific advisors and consultants or if they provide services to our competitors, our development and commercialization efforts will be impaired and our business will be significantly harmed.

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

Any disruption or security breach or incident resulting in any loss, destruction, unavailability, alteration, disclosure or dissemination of, or damage or unauthorized access to, our data, or any other data that we maintain or otherwise process or that is maintained or otherwise processed on our behalf, or other assets, or for it to be believed or reported that any of the foregoing occurred, could cause us to incur significant liability, including consequential damages, financial harm and reputational damage and the delay of the development and commercialization of our product candidates. The loss, corruption, or unavailability of clinical trial data for our product candidates also could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. We cannot ensure that our data protection or cybersecurity efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent breakdowns in our or their systems or have prevented, or will prevent, security breaches or incidents, including those that cause loss, destruction, unavailability, alteration, dissemination of, or damage or unauthorized access to, our data, including personal data, or other assets or other data processed or maintained on our behalf. Any such breakdowns, breaches, or incidents, and any resulting impacts, could have a material adverse effect upon our reputation, business, operations and financial condition.

We also rely on third parties to support the development and manufacture of our product candidates, and any security breaches or other incidents or other security events relating to their computer systems could also have a material adverse effect on our business. Controls employed by our information technology department and our CROs, consultants and other third parties could prove inadequate, and our ability to monitor such third parties’ cybersecurity practices is limited. Due to applicable laws, rules, regulations and standards or contractual obligations, we may be held responsible for any cyber-attack, security breach or incident or cybersecurity failure attributed to our third-party service providers as relevant to the information they maintain or otherwise process for us. While we maintain cybersecurity insurance that we believe to be reasonable for our business, our current cybersecurity insurance may not fully cover the damages arising from the assertion of one or more large claims against us in connection with a breach or other cybersecurity-related matter, which could adversely affect our business, financial condition, results of operations and prospects.

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

Our commercial success depends in large part on our ability to obtain, maintain, protect, defend and enforce patents, trade secrets and other intellectual property relating to our product candidates and platforms and to operate without infringing, misappropriating or otherwise violating the intellectual property of others. Additionally, recent reforms and changes at government agencies of the U.S. and those of non-U.S. jurisdictions could increase the uncertainties, timing and costs surrounding the prosecution or maintenance of our patent applications, and the maintenance, enforcement, or defense of our issued patents. We rely on patent, copyright, trade secret and trademark laws in the U.S. and certain other countries to protect our technology, and we generally seek to protect our position by filing patent applications in the U.S. and abroad and by acquiring or in-licensing relevant issued patents or pending applications from third parties. However, these efforts may provide only limited protection. There can be no assurance that we or our licensors will obtain any additional issued patents or that any issued patents we or our licensors obtain will provide us with any competitive advantage.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and the inventorship, scope, validity or enforceability of our patents, potential future patents or the patents of our licensors may be challenged in the courts or patent offices in the U.S. and abroad. For example, we may be subject to a third-party pre-issuance submission of prior art, post-grant review or inter partes review at the USPTO, or other similar proceedings including, opposition, derivation, revocation or reexamination proceedings in the U.S. or abroad. A third party may also claim that our patents or licensed patent rights are invalid or unenforceable in a litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patents, potential future patents or licensed patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us. Such proceedings also may result in substantial cost and require significant time from our scientists, manufacturing staff and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents, potential future patents and patent applications or the patents and patent applications of our licensors is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize our product candidates.

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

We or our licensors may be subject to claims that former employees or other third parties have an ownership interest in our owned patents, patent applications or in-licensed patents, trade secrets or other intellectual property rights as an inventor or co-inventor. For example, although we are not aware of any inventorship disputes as of the date of this periodic report, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or other third parties who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership of our patents, patent applications or our licensors’ owned or in-licensed patents, trade secrets or other intellectual property rights. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property rights that are important to our product candidates. It may be necessary or we may desire to enter into a license to settle any such claim; however, there can be no assurance that we would be able to obtain a license on commercially reasonable terms, if at all. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees, and any litigation or the threat of litigation may adversely impact our reputation or affect our ability to hire employees or contract with independent contractors.

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

In addition, we have entered into and may in the future enter into non-disclosure and confidentiality agreements to protect the proprietary positions of third parties, such as collaborators, CROs, third-party manufacturers, consultants, potential partners and other third parties. We may become subject to litigation where a third party asserts that we or our employees or other third parties inadvertently or otherwise breached the agreements and used or disclosed trade secrets or other information proprietary to the third parties. Defense of any such claims, regardless of their merit, could involve substantial litigation expense and be a substantial diversion of resources from our business. We cannot predict whether we would prevail in any such claims. Moreover, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology. Failure to defend against any such claim could subject us to significant liability for monetary damages or prevent or delay our development and commercialization efforts, including the loss of valuable intellectual property rights or personnel, all of which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

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

We strategically evaluate collaborations and partnerships with biopharmaceutical companies that may have more robust and complementary capabilities and resources to accelerate the development and maximize the availability and potential of our product candidates. The collaboration negotiation process is time-consuming, costly and complex. If and when we seek to enter into collaborations, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors regarding our business, the applicable product candidate or technology subject to the collaboration negotiation and the related market potential.

If we are unable to reach a definitive agreement, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs or technical capabilities, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to reduce our planned capital expenditures across other areas of our business or obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

If we enter into any collaboration arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. For example, under our collaboration agreement with Alnylam, following the completion of the validation activities, Alnylam will have complete control of all development, manufacture, regulatory and commercialization activities for any products directed to a collaboration target. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. Collaborations involving our product candidates or technical capabilities would pose numerous risks to us, including the following:

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
•
application of new standards and practices applied by the FDA for review of product candidates;
•
litigation, including developments or disputes concerning patent applications, issued patents or other intellectual property or proprietary rights;
•
the recruitment or departure of key personnel;
•
announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, licensing arrangements or capital commitments;
•
the decision to terminate or dispose of any preclinical or clinical programs;
•
the level of research and development expenses incurred for our product candidates and programs;
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
•
the impact of any natural disasters or public health emergencies;
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

If we do not regain compliance with or continue to satisfy the Nasdaq continued listing requirements, our common stock will be subject to delisting. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

As of December 31, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 36% of our common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger or other major corporate transactions. This concentration of ownership may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as a stockholder, entrench our management and board of directors or delay or prevent a merger, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. For example, we filed (i) on March 4, 2025, a prospectus supplement to our shelf registration statement on Form S-3 that became effective on August 10, 2022 that covered the offering, issuance and sale of 75,000,000 shares of our common stock, Series A Warrants to purchase 75,000,000 shares of our common stock, and Series B warrants to purchase 37,500,000 shares of our common stock, (ii) a new shelf registration statement on Form S-3 that became effective on March 31, 2025, which will allow us to undertake various equity and debt offerings up to $300.0 million (the 2025 Shelf Registration), and (iii) on December 12, 2025, a prospectus supplement to our 2025 Shelf Registration that covered the offering, issuance and sale of 50,000,000 shares of our common stock and warrants to purchase 50,000,000 shares of our common stock.

If the warrants are exercised and shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees. In addition, these exclusive-forum provisions may impose additional litigation costs for stockholders who determine to pursue any such lawsuits against us.

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

Holders of Common Stock

As of March 5, 2026, there were 38 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Overview

We are a clinical-stage biotechnology company focused on discovering, developing and delivering potentially curative therapies that address the underlying drivers of heart disease. Heart disease remains a leading cause of death in the world. We believe the emerging insights into the genetic causes of cardiovascular conditions and increased recognition for precision medicine approaches has created an opportunity to change the treatment paradigm for heart disease, and in doing so improve and extend the lives of patients.

Early on in our company history, we invested in differentiated capabilities to enable modality-agnostic target identification and validation, anchored in human genetics and the use of human disease models. To support our initial focus on gene therapy candidates, we also internalized expertise in capsid engineering, novel promoter constructs and manufacturing anchored on the use of AAVs as the method of delivery to the heart. That proprietary expertise has directly informed the discovery, design, optimization and production of our pipeline.

We are primarily focused on advancing of our clinical-stage gene therapy candidates, TN-201 for MYBPC3-associated HCM, and TN-401 for PKP2-associated ARVC. Each candidate is currently in Phase 1b/2 trials to establish the safety profile of two different doses in adults with disease due to pathogenic/likely pathogenic mutations. We anticipate that data generated to date and over the course of 2026 will support our pursuit of regulatory alignment on late-stage development for our gene therapy product candidates. A third internally discovered clinical-stage candidate, TN-301, is a highly specific small molecule inhibitor of HDAC6 with potentially broad utility in HFpEF and other cardiac, metabolic, muscular and pulmonary diseases, including but not limited to genetic DCM, DMD and PAH.

For programs arising out of our modality agnostic drug discovery platform that address relatively rare conditions our strategy is to develop, manufacture, and commercialize at least some of these programs on our own, although we may selectively consider partnerships to access technology, accelerate our progress, or improve our global reach to patients. For example, in March 2026, we entered into a multi-target research collaboration with Alnylam, to identify and validate novel gene targets for the potential treatment of cardiovascular disease. Importantly, this agreement takes advantage of our modality agnostic discovery know-how and provides reimbursement for research efforts. Where our discovery efforts lead to product candidates intended for relatively prevalent indications our strategy is to out-license or partner such programs.

TN-201 is our investigational gene therapy for individuals with HCM due to MYBPC3 gene mutations. These mutations result in a deficiency of MyBP-C, which in turn can cause the heart walls of affected individuals to become significantly thickened, leading to fibrosis, abnormal heart rhythms, cardiac dysfunction, heart failure and death. HCM is a chronic, progressive condition and those diagnosed with the disease often experience significant impairment in overall quality of life and may be at higher risk for serious complications and co-morbidities. TN-201 utilizes a recombinant AAV9 capsid and is designed to deliver a working MYBPC3 gene to specific cells of the heart in order to produce MyBP-C and thereby potentially slow or even reverse the course of MYBPC3-associated HCM following a single infusion.

MyPEAKTM-1 is our Phase 1b/2 multi-center, open-label clinical trial, designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-201. Enrollment and dosing in both the 3E13 vg/kg dose (Cohort 1) and 6E13 vg/kg dose (Cohort 2) cohorts are complete. A per protocol review by the DSMB of all available data from the first six patients dosed determined that TN-201 had an acceptable safety profile to proceed with dosing expansion cohorts at either dose level. We are enrolling additional patients in MyPEAK-1 to further characterize dose response and inform dose selection for late-stage clinical trials.

In November 2025, we presented interim data from MyPEAK-1 at the AHA's Scientific Sessions 2025, with simultaneous publication in Cardiovascular Research. Interim data presented included safety, biopsy and efficacy results for the three patients enrolled in Cohort 1 with follow-up ranging from Week 52-78, and safety and available assessments for the patients in Cohort 2 who have post-dose assessments ranging from Week 12-26 as of the July 2025 data cut off. Patient 5 was lost to further follow-up after week 12. TN-201 was generally well tolerated across both dose cohorts and no dose-limiting toxicities were observed. Reversible, asymptomatic liver enzyme elevations (Grade 1-3) were the most common treatment-related AEs reported. There were two treatment-related AEs classified as serious either due to inpatient administration of steroids or extended monitoring; a Grade 2 transaminase elevation that responded to steroids and a Grade 1 elevation of complement factors that resolved without additional intervention. Adjustments to monitoring and immunosuppression during Cohort 1 resulted in faster tapers and lower cumulative corticosteroid doses in Cohort 2, despite the higher TN-201 dose.

DNA and RNA analyses of cardiac biopsy samples from all three patients in Cohort 1 showed evidence of sustained presence of TN-201 DNA in the heart and increasing mRNA expression over time. The first patient in Cohort 2 with serial biopsy data (Patient 6) had a greater than 2-fold increase in cardiac transduction and RNA expression at Week 12 relative to the average for these measures observed across Cohort 1 patients. MyBP-C protein levels across Cohort 1 increased over time by an average of 4% from the first biopsy taken to Week 52. The first evaluable patient in Cohort 2 (Patient 6) demonstrated a clear dose response, and early MyBP-C expression increased by 14% after only 12 weeks post-dose.

All patients with greater than 26 weeks of follow-up demonstrated improvement in at least one parameter of disease, across biomarkers, hypertrophy and heart failure symptoms. Cardiac troponin I, a predictive risk factor of adverse cardiac outcomes such as ventricular arrhythmias, sudden cardiac death, and progression to end-stage heart failure, declined by as much as 74% from baseline, to normal or near-normal levels in all Cohort 1 patients. NT-proBNP, a biomarker of cardiac muscle strain, improved or remained stable in two of three Cohort 1 patients. All three patients in Cohort 1 showed evidence of significant improvement in one or more measures of hypertrophy at Week 52, with notable reductions in LVPWT of between 21% and 39%. Greater LVPWT is an independent risk factor for reduced long-term survival after septal myectomy. Two out of three Cohort 1 patients saw reductions from baseline in LVMI of between 12% and 22% at Week 52. In the first Cohort 2 patient for whom Week 26 data were available (Patient 4), cardiac troponin I remained within the normal range and NT-proBNP remained stable,. LVPWT and LVMI also remained stable at Week 26. NYHA classification, a measure of the impact of heart failure symptoms on activities of daily living, improved in all patients by at least one class by Week 26, and all Cohort 1 patients were NYHA Class I (asymptomatic) as of the data cutoff date. Longer-term follow-up for all patients is required to further inform our understanding of TN-201’s potential as a treatment for MYBPC3-associated HCM.

We expect to present longer-term Cohort 1 and interim Cohort 2 data in the first half of 2026. In the second half of 2026, one-year Cohort 2 data and two-year Cohort 1 data from MyPEAK-1 are anticipated. We also intend to pursue alignment with regulatory authorities on pivotal trial plans for TN-201.

Despite advances in the treatment of the obstructive HCM in recent years with the approval of cardiac myosin inhibitors, there are no approved treatments for those with the non-obstructive form of disease or those diagnosed before the age of 18. Recognizing the urgent medical need among pediatric patients, we initiated MyClimb, a retrospective and prospective natural history study of pediatric patients to characterize the outcomes, burden of illness, risk factors, quality of life, and biomarkers associated with disease progression in pediatric patients. MyClimb complements existing disease registries focused primarily on adult patient HCM populations and may support and expedite the development of TN-201 in the pediatric patient population. MyClimb completed enrollment of more than 200 individuals, and is believed to be the largest study of pediatric individuals with MYBPC3-associated HCM ever conducted. Initial data indicated that 93% of participants had the nonobstructive HCM phenotype, for which there are currently no approved treatment options and that genotype was a significant predictor of risk. The data also revealed that LVMI may serve as a surrogate marker for poor long-term outcomes and as an appropriate marker to evaluate the early effectiveness of TN-201’s potential in a future pivotal trial.

The FDA has granted TN-201 Fast Track, Orphan Drug and Rare Pediatric Drug Designations. TN-201 has also received orphan medicinal product designation from the EC.

TN-401 is our AAV9-based gene therapy for the treatment of ARVC due to disease-causing variants in the PKP2 gene. ARVC, also known as ACM, is a chronic, progressive disease characterized by frequent, severe, and potentially life-threatening ventricular arrhythmias. The disease is associated with adverse heart remodeling, fibrosis, cardiac dysfunction, significant impairment to patients’ overall quality of life, as well as an elevated risk of sudden cardiac death. PKP2 mutations are the most common genetic cause of ARVC and result in insufficient expression of a protein needed for proper functioning of the desmosomal complex that maintains physical connections and electrical signaling between heart muscle cells. TN-401 utilizes a recombinant AAV9 capsid and is designed to deliver a working PKP2 gene to specific cells of the heart in order to produce plakophilin protein and thereby potentially slow or even reverse the course of PKP2-associated ARVC following a single infusion.

RIDGETM-1 is our Phase 1b/2 multi-center, open-label clinical trial, designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-401. Enrollment and dosing in both the 3E13 vg/kg dose (Cohort 1) and 6E13 vg/kg dose (Cohort 2) cohorts are complete. In January 2026, the DSMB for RIDGE-1 reviewed all available data from Cohort 1 and Cohort 2, determined that TN-401 had an acceptable safety profile and endorsed proceeding into expansion cohorts at either dose level, per protocol. We are enrolling additional patients in RIDGE-1 to inform dose selection for late-stage clinical trials.

In December 2025, we presented interim data from RIDGE-1, including safety, biopsy and arrhythmia results as of the October 2025 data cut off for three patients enrolled in Cohort 1, with follow-up ranging from Week 20 to Week 40. TN-401 was generally well tolerated and no dose-limiting toxicities were observed. AEs were generally mild, asymptomatic and manageable and a majority of the AEs were deemed unrelated to TN-401. Among the AEs related to TN-401, there was a Grade 1 incidence of elevated troponin levels categorized as a serious AE due to inpatient monitoring. There were no incidents of thrombotic microangiopathy or cardiotoxicities observed and no arrhythmias associated with TN-401 occurred. Additionally, no Cohort 1 patients had experienced an ICD shock post-treatment and all had tapered off prophylactic immunosuppressive medicines.

Serial biopsies taken at baseline and Week 8 post dose for Patients 1 and 2 provided consistent evidence of TN-401 transduction and expression. At Week 8, TN-401 robust mRNA expression was observed across all three patients. Post-treatment protein levels of PKP2 increased significantly in Patients 1 and 2 by a mean of 10% from baseline to Week 8 as measured by liquid chromatography–mass spectrometry normalized to myosin heavy chain, a motor protein in the sarcomere found exclusively in cardiomyocytes. Change in PKP2 protein levels for Patient 3 appeared slightly lower than baseline despite having the highest levels of TN-401 mRNA expression across Cohort 1. This confounding result for PKP2 protein level falls within the standard deviation of these methods and may be due to the inherent variability in sampling biopsies. A second post-dose biopsy will be collected and analyzed from Week 52 per protocol for all patients.

All three patients in Cohort 1 had severe electrical instability with a history of VAs and had undergone a catheter ablation procedure, an elective procedure to reduce ventricular tachycardia recurrence. At baseline, each Cohort 1 patient met the enrollment criteria of greater than 500 premature ventricular contractions per 24 hours as measured over a seven-day monitoring period prior to dosing. Two of three patients experienced significant and clinically meaningful improvements in electrical instability, as measured by seven-day ambulatory monitoring of PVCs following dosing. Patient 1 experienced a decrease in PVCs by 46% as of their most recent (Week 40) visit, while Patient 2 experienced a decrease in PVCs of 89% as of their most recent (Week 32) visit. Non-sustained ventricular tachycardia (NSVT) burden was eliminated or stable six months after treatment with TN-401. Patient 1 had a low NSVT count at baseline, which remained low at their most recent visit (Week 40). Patient 2 also had a substantial NSVT burden of 78 counts per 24-hour period at baseline that dropped to zero and remained stable by Week 32. Meaningful changes in PVCs or NSVTs were not expected nor observed for Patient 3 as of the data cut off, which was less than six months following treatment with TN-401. Other potential measures of clinical response including QRS duration, T wave inversions, heart function and NYHA class were in the normal range or remained stable for all three Cohort 1 patients during the post-dose follow-up period. We expect to present one-year Cohort 1 data and initial Cohort 2 data in the first half of 2026, with interim Cohort 2 results anticipated in the second half of the year. We also intend to pursue alignment with regulatory authorities on pivotal trial plans for TN-401.

In February 2025, we were awarded a Clinical Grant (Clin2) of $8.0 million from CIRM, a state of California Agency that funds regenerative medicine, stem cell, and gene therapy research. Proceeds from the grant will help fund clinical trial costs for our ongoing Phase 1b/2 RIDGE-1 clinical trial of TN-401 gene therapy. RIDGE-1 is being conducted at multiple clinical trial sites with ARVC expertise at leading cardiology centers in the U.S. and United Kingdom.

To support our development efforts for TN-401, we have initiated RIDGE a global noninterventional study to collect treatment history and seroprevalence to AAV9 antibodies data among ARVC patients who carry pathogenic or likely pathogenic PKP2 gene mutations. Interim data from RIDGE, believed to be the largest natural history study of adults with PKP2-associated ARVC, was presented at HRS’s annual meeting in April 2025. Adults with PKP2-associated ARVC experience a high burden of arrhythmias despite treatments with anti-arrhythmic medications, beta blockers and the anti-arrhythmic flecainide, as well as surgical interventions such as ablation and ICD placement. Further, current treatments appeared to do little to halt or prevent progressive structural changes to the heart that occur as a result of PKP2 mutations. A large majority of adults with PKP2-associated ARVC would be eligible to participate in RIDGE-1 based on low levels of pre-existing antibodies to AAV9.

TN-401 has received Orphan Drug and Fast Track designation from the FDA and orphan medicinal product designation from the EC.

We are also advancing TN-301, a highly specific HDAC6 inhibitor that has potential utility in HFpEF and other cardiac, metabolic and muscular diseases. TN-301 was initially discovered and validated as having cardioprotective qualities in preclinical studies of a rapidly worsening mouse model of BAG3 mutant DCM. HDAC6 is a cytoplasmic enzyme known to regulate diverse cellular processes. Based on TN-301’s multi-modal mechanism of action, that includes reductions in inflammation, oxidative stress, fibrosis, and metabolic dysregulation, as well as improvements in autophagy, protein quality control, mitochondrial metabolism, and lipid metabolism, TN-301 may be well suited to the treatment of HFpEF, as well as other cardiac, metabolic, muscular and pulmonary disorders where there is strong alignment between TN-301’s mechanism and the pathophysiology of disease.

We shared positive data from our Phase 1 clinical trial of TN-301 in healthy participants at the 2023 Heart Failure Society of America Annual Scientific Meeting. TN-301 was generally well tolerated across the broad range of doses studied. Pharmacokinetic results showed overall dose proportionality with a half-life supportive of once-daily dosing. Increasing doses and exposures with TN-301 correlated with increased pharmacodynamic effects. There were no changes in histone acetylation with TN-301 underscoring the selectivity of TN-301 for HDAC6 and potentially reducing the risk of off target effects. Extensive in vitro and in vivo studies have also shown that TN-301 addresses diverse pathological processes with direct and systemic benefits in models of HFpEF. In comparative studies, selective HDAC6 inhibition as a single agent has been shown to have similar efficacy to empagliflozin, an SGLT2 inhibitor which is approved for the treatment of HFpEF and co-administration of our HDAC6 inhibition with a SGLT2 inhibitor in a HFpEF mouse model demonstrated additive benefit. Taken together, these data support continued development of TN-301 as a potential treatment for patients with HFpEF and other severe diseases - including those outside of cardiology- in which inflammation, fibrosis and metabolic dysregulation may be implicated.

Based on our observations of TN-301’s mechanism and evidence of efficacy for an approved pan-HDAC agent, we are also exploring the development of TN-301 for DMD, a condition caused by genetic mutations in the dystrophin gene, leading to absence of functional dystrophin protein in the heart and skeletal muscle. The muscle pathologies that underlie muscle wasting in the absence of dystrophin include inflammation, fibrosis, altered regeneration, mitochondrial dysfunction and disrupted autophagic flux – all processes that can be improved by HDAC6 inhibition.

At the MDA Clinical & Scientific Congress 2026, we presented results from preclinical studies comparing TN-301 with the FDA-approved pan HDAC inhibitor, givinostat, in a well-established mouse model of DMD, and in human iPSC-derived cardiomyocytes from DMD patients. After five weeks of once-daily oral dosing, TN-301 showed a statistically significant increase in forelimb grip strength in mdx mice at both 3 mg/kg and 30 mg/kg compared to vehicle with both doses of TN-301 achieving WT levels of grip strength after five weeks. Further, TN-301 demonstrated greater efficacy at both doses compared to the 10 mg/kg dose of givinostat, which corresponds to the clinically relevant dose used in DMD patients. Notably, the effects of TN-301 at both doses approached those observed with the 30 mg/kg dose of givinostat, a level that is not tolerated in humans.

In engineered heart tissues derived from human DMD-induced iPSCs, TN-301 corrected calcium handling abnormalities, a key driver of DMD cardiomyopathy, including beat-to-beat fluctuations in calcium amplitude. In contrast, givinostat exacerbated calcium handling irregularities. In an experiment of DMD patient-derived iPSC cardiomyocytes designed to measure oxygen consumption and mitochondrial stress, both known contributors to DMD cardiomyopathy, TN-301 corrected basal and maximal respiration whereas givinostat worsened both measures. Taken together, these data support advancement of TN-301 as a potential DMD therapy with benefits for both skeletal and cardiac muscle and reduced liabilities compared to pan-HDAC inhibitors.

Consistent with our strategy, we believe that TN-301’s late-stage development and commercialization in large indications such as HFpEF would best be led by a strategic pharmaceutical partner with global resources to explore the full potential of the molecule. In parallel, we plan to explore indications in which it may be possible to demonstrate proof-of-activity in smaller, well-defined patient populations. Based on our preclinical observations, initial indications of interest include DMD, other muscular dystrophies, genetic DCM and PAH.

In addition to our clinical-stage candidates, we have multiple early-stage programs using various therapeutic approaches, including gene addition, gene editing, gene silencing, and cellular regeneration to address other forms of rare and/or prevalent forms of heart disease. We do not have any products approve for sale and have not generated any revenue to date.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,		$	%
(in thousands, except percentages)	2025	2024	Change	Change
Operating expenses:
Research and development	$68,607	$86,742	$(18,135)	(21%)
General and administrative	24,724	29,206	(4,482)	(15%)
Total operating expenses	93,331	115,948	(22,617)	(20%)
Loss from operations	(93,331)	(115,948)	22,617	(20%)
Other income, net:
Interest income	2,682	4,737	(2,055)	(43%)
Other income, net	52	82	(30)	(37%)
Total other income, net	2,734	4,819	(2,085)	(43%)
Net loss	$(90,597)	$(111,129)	$20,532	(18%)

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

The process of conducting the necessary research to advance through the clinical stages and ultimately obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we cannot reasonably estimate or know the nature, timing or estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. The level of our research and development expenses over the next twelve months will be subject to operational decisions made following data generated from our MyPEAK-1 and RIDGE-1 clinical trials and our ability to achieve regulatory alignment on our pivotal trial plans for our TN-201 and TN-401 programs.

The following table summarizes our research and development expenses for the periods presented:

	Year Ended December 31,		$	%
(in thousands, except percentages)	2025	2024	Change	Change
Clinical	$19,944	$26,024	$(6,080)	(23%)
Manufacturing (pre-commercial)	17,715	23,433	(5,718)	(24%)
Research	16,469	20,858	(4,389)	(21%)
Other	14,479	16,427	(1,948)	(12%)
Total research and development expenses	$68,607	$86,742	$(18,135)	(21%)

Research and development expenses were $68.6 million and $86.7 million for the years ended December 31, 2025 and 2024, respectively. The decrease of $18.1 million, or 21%, was primarily due to:

•
a decrease of $6.1 million in clinical trial related costs primarily driven by a decrease in clinical support costs, including regulatory consulting fees and lower employee-related costs driven by workforce reductions initiated in March 2025 and May 2024 (together, the Workforce Reductions);
•
a decrease of $5.7 million in manufacturing costs due to lower employee-related costs driven by the Workforce Reductions, as well as reduced spending on supplies, materials, and facility maintenance; and
•
decreases of $4.4 million in research costs and $1.9 million in other research and development costs due to lower employee-related costs driven by the Workforce Reductions.

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

We will continue to incur legal, accounting, insurance and other expenses in operating our business as a public company, including costs associated with regulatory and compliance activities. As with our research and development, the level of our general and administrative expenses over the next twelve months will be subject to operational decisions made following data generated from our MyPEAK-1 and RIDGE-1 clinical trials and our ability to achieve regulatory alignment on our pivotal trial plans for our TN-201 and TN-401 programs.

General and administrative expenses were $24.7 million and $29.2 million for the years ended December 31, 2025 and 2024, respectively. The decrease of $4.5 million, or 15%, was primarily due to decreases in employee-related costs driven by the Workforce Reductions and lower professional fees.

Interest Income

Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. Interest income was $2.7 million and $4.7 million for the years ended December 31, 2025 and 2024, respectively. The year-over-year decrease of $2.1 million was primarily due to lower cash, cash equivalents and investment balances.

Net Loss

Net loss for the year ended December 31, 2025, was $90.6 million, compared to a net loss of $111.1 million for the year ended December 31, 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and we have incurred significant net losses and negative cash flows from operations. From our inception through December 31, 2025, we have funded our operations primarily from the sale and issuance of our equity securities. As of December 31, 2025, we had cash, cash equivalents and investments in marketable securities of $100.5 million and an accumulated deficit of $605.0 million.

CIRM Grant

In February 2025, we announced we were awarded an $8 million grant from the CIRM to support RIDGE-1. The award is payable to us upon achievement of certain clinical milestones. Additionally, if CIRM determines, in its sole discretion, that we have not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, we will co-fund the research project with CIRM and the amount of our co-funding requirement is predetermined as a part of the award. For the year ended December 31, 2025, we recognized $2.5 million as a reduction of research and development expenses in connection with the grant.

Loan Agreement

On August 6, 2024, we entered into a Loan Agreement with Silicon Valley Bank (SVB). As of December 31, 2025, all of the term loan commitments expired under the Loan Agreement and no term loans were outstanding. The Loan Agreement provides that an additional loan of $20.0 million may be available at SVB’s discretion, subject to specified conditions.

Follow-on Offerings

On December 15, 2025, we completed an underwritten public offering of 50,000,000 units, priced at a public offering price of $1.20 per unit, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $1.50 per share, which are immediately exercisable and expire five years from the date of issuance (December 2025 Warrant), under our registration statement on Form S-3 (File No. 333-286005). We received net proceeds of $55.8 million, after deducting underwriting discounts and commissions of $3.6 million and other offering expenses of $0.6 million.

On March 5, 2025, we completed an underwritten offering of 75,000,000 units, priced at a public offering price of $0.70 per unit, with each unit consisting of one share of our common stock, a warrant to purchase one share of our common stock at an exercise price of $0.80 per share, which are immediately exercisable and expire five years from the date of issuance (a Series A Warrant) and a warrant to purchase one-half of a share of our common stock at an exercise price of $0.70 per share, which are immediately exercisable and expire on June 30, 2026 (a Series B Warrant), under our registration statement on Form S-3 (File No. 333-266741). We received net proceeds of approximately $48.9 million, after deducting underwriting discounts and commissions of approximately $3.2 million and other offering expenses of approximately $0.5 million.

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

“At-the-Market” Equity Offering

On August 10, 2022, we entered into a sales agreement (the Sales Agreement) with Leerink Partners LLC to establish an “at-the-market” (ATM) offering defined in Rule 415 under the Securities Act. Pursuant to the Sales Agreement, we are permitted to offer and sell, from time to time, shares of our common stock having a maximum aggregate offering price of up to $75.0 million. In January 2025, we sold 822,566 shares of our common stock under the ATM offering for net proceeds of $0.9 million, after deducting commissions and offering costs of $0.3 million. As of December 31, 2025, we may issue and sell up to approximately $69.8 million of common stock under the ATM offering.

Funding Requirements

We expect that we will continue to incur operating losses over the foreseeable future. Our operating expenses may increase in the future, if and as we:

•
continue to advance our lead product candidates, TN-201, TN-401 and TN-301;
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

Based on our current operating plan, we believe that our existing cash, cash equivalents and investments in marketable securities, will be sufficient to meet our working capital and capital expenditure needs through at least the next twelve months following the date of this Annual Report on Form 10-K.

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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated:

	Year Ended December 31,
	2025	2024
	(In thousands)
Net cash provided by (used in):
Operating activities	$(68,264)	$(90,501)
Investing activities	56,083	1,131
Financing activities	108,405	47,749
Net change in cash, cash equivalents and restricted cash	$96,224	$(41,621)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $68.3 million, which consisted primarily of a net loss of $90.6 million and a net change in operating assets and liabilities of $2.5 million, partially offset by $24.0 million in non-cash charges. The change in net operating assets and liabilities was primarily due to a decrease in operating lease liabilities of $2.8 million. Cash flows from operations are generally impacted by the timing of payments to vendors and vendor payment terms. The non-cash charges primarily consisted of stock-based compensation of $13.0 million and depreciation and amortization of $8.4 million.

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

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2025 was $56.1 million, which consisted primarily of proceeds from maturities of marketable securities of $45.7 million and sales of marketable securities of $11.0 million.

Net cash provided by investing activities for the year ended December 31, 2024 was $1.1 million, which consisted primarily of proceeds from maturities of marketable securities of $81.2 million and proceeds from sales of marketable securities of $8.0 million, partially offset by purchases of marketable securities of $87.1 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $108.4 million, which primarily consisted of net proceeds from our March 2025 and December 2025 follow-on offerings of $105.1 million.

Net cash provided by financing activities for the year ended December 31, 2024 was $47.7 million, which primarily consisted of net proceeds from our February 2024 follow-on offering of $46.8 million.

Contractual and Other Obligations

We lease office space for our corporate headquarters in South San Francisco under a lease that expires in November 2027. We expect to pay rent of approximately $2.5 million during 2026 for this lease. We also lease a manufacturing facility in Union City under a lease that expires in July 2031. We expect to pay rent of approximately $1.4 million in 2026 for this lease. As of December 31, 2025, undiscounted future minimum lease payments of $4.8 million and $8.3 million remain on the South San Francisco and Union City leases, respectively.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tenaya Therapeutics, Inc. (the "Company") as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

March 11, 2026

We have served as the Company's auditor since 2019.

TENAYA THERAPEUTICS, INC.

Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$100,547	$4,323
Short-term investments in marketable securities	—	57,123
Prepaid expenses and other current assets	5,039	5,929
Total current assets	105,586	67,375
Property and equipment, net	27,672	35,858
Operating lease right-of-use assets	9,417	11,890
Other noncurrent assets	4,246	4,817
Total assets	$146,921	$119,940
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,581	$5,162
Accrued and other current liabilities	8,835	8,035
Operating lease liabilities, current	3,020	2,778
Total current liabilities	15,436	15,975
Operating lease liabilities, noncurrent	7,810	10,830
Other noncurrent liabilities	410	281
Total liabilities	23,656	27,086
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2025 and 2024; no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized as of December 31, 2025 and 2024; 216,760,283 and 86,542,340 shares issued and outstanding as of December 31, 2025 and 2024	21	8
Additional paid-in capital	728,252	607,229
Accumulated other comprehensive income	—	28
Accumulated deficit	(605,008)	(514,411)
Total stockholders’ equity	123,265	92,854
Total liabilities and stockholders’ equity	$146,921	$119,940

The accompanying notes are an integral part of these financial statements.

TENAYA THERAPEUTICS, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$68,607	$86,742
General and administrative	24,724	29,206
Total operating expenses	93,331	115,948
Loss from operations	(93,331)	(115,948)
Other income, net:
Interest income	2,682	4,737
Other income, net	52	82
Total other income, net	2,734	4,819
Net loss before income tax expense	(90,597)	(111,129)
Income tax expense	—	—
Net loss	(90,597)	(111,129)
Other comprehensive income (loss):
Net unrealized (loss) gain on marketable securities	(28)	134
Comprehensive loss	$(90,625)	$(110,995)
Net loss per share, basic and diluted	$(0.59)	$(1.31)
Weighted-average shares used in computing net loss per share, basic and diluted	152,971,259	84,822,468

The accompanying notes are an integral part of these financial statements.

TENAYA THERAPEUTICS, INC.

Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	68,330,342	$7	$542,805	$(106)	$(403,282)	$139,424
Issuance of common stock and pre-funded warrants, net of issuance costs of $3,236	8,888,890	1	46,761	—	—	46,762
Issuance of common stock pursuant to employee stock purchase plan	423,620	—	866	—	—	866
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	743,041	—	113	—	—	113
Issuance of common stock upon exercise of pre-funded warrants	8,156,447	—	8	—	—	8
Issuance of warrant	—	—	175	—	—	175
Stock-based compensation	—	—	16,501	—	—	16,501
Other comprehensive income	—	—	—	134	—	134
Net loss	—	—	—	—	(111,129)	(111,129)
Balance as of December 31, 2024	86,542,340	$8	$607,229	$28	$(514,411)	$92,854
Issuance of common stock and warrants in follow-on offering, net of issuance costs of $7,850	125,000,000	13	104,637	—	—	104,650
Issuance of common stock pursuant to employee stock purchase plan	190,483	—	112	—	—	112
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	936,144	—	27	—	—	27
Issuance of common stock in connection with at-the market sales, net of issuance costs of $280	822,566	—	912	—	—	912
Issuance of common stock upon exercise of warrants	3,268,750	—	2,289	—	—	2,289
Stock-based compensation	—	—	13,046	—	—	13,046
Other comprehensive loss	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	(90,597)	(90,597)
Balance as of December 31, 2025	216,760,283	$21	$728,252	$—	$(605,008)	$123,265

The accompanying notes are an integral part of these financial statements.

TENAYA THERAPEUTICS, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(90,597)	$(111,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,436	8,468
Amortization (accretion) of premium (discount) on marketable securities	411	(184)
Stock-based compensation	13,046	16,501
Non-cash operating lease expense	2,473	3,391
Other	423	383
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	547	857
Other noncurrent assets	571	656
Accounts payable	(1,430)	(581)
Accrued and other current liabilities	532	(4,745)
Operating lease liabilities	(2,778)	(4,118)
Other noncurrent liabilities	102	—
Net cash used in operating activities	(68,264)	(90,501)
Cash flows from investing activities:
Purchases of property and equipment	(618)	(1,025)
Purchases of marketable securities	—	(87,069)
Proceeds from sales of marketable securities	10,958	7,997
Proceeds from maturities of marketable securities	45,743	81,211
Other	—	17
Net cash provided by investing activities	56,083	1,131
Cash flows from financing activities:
Proceeds from issuance of common stock, pre-funded warrants, and warrants in follow-on offering, net of issuance costs	105,065	46,762
Proceeds from exercise of stock options and employee stock purchase plan	139	979
Proceeds from exercise of warrants	2,289	—
Proceeds from exercise of prefunded warrants	—	8
Proceeds from at-the-market sales, net of issuance costs	912	—
Net cash provided by financing activities	108,405	47,749
Net change in cash, cash equivalents and restricted cash	96,224	(41,621)
Cash and cash equivalents and restricted cash at beginning of period	4,742	46,363
Cash and cash equivalents and restricted cash at end of period	$100,966	$4,742
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$100,547	$4,323
Restricted cash included in other noncurrent assets	419	419
Cash, cash equivalents and restricted cash	$100,966	$4,742
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued and other current liabilities	$60	$358
Offering cost included in accounts payable and accrued expenses and other current liabilities	$415	$—
Issuance of warrant in connection with Loan Agreement	$—	$175

The accompanying notes are an integral part of these financial statements.

TENAYA THERAPEUTICS, INC.

Notes to Financial Statements

Note 1. Organization and Description of the Business

Description of the Business

Tenaya Therapeutics, Inc. (the Company) was incorporated in the state of Delaware in August 2016 and is headquartered in South San Francisco, California. The Company is a clinical-stage biotechnology company focused on discovering, developing and delivering curative therapies that address the underlying drivers of heart disease. The Company’s lead product candidates include TN-201, a gene therapy for myosin binding protein C3-associated hypertrophic cardiomyopathy, TN-401, a gene therapy for plakophilin 2-associated arrhythmogenic right ventricular cardiomyopathy, and TN-301, a small molecule for heart failure with preserved ejection fraction and other relatively rare cardio/metabolic indications such as Duchenne muscular dystrophy.

Liquidity

The Company has incurred net losses since inception and expects such losses to continue in the future as it conducts research and development activities. As of December 31, 2025, the Company had an accumulated deficit of $605.0 million. The Company incurred a net loss of $90.6 million and $111.1 million during the years ended December 31, 2025 and 2024, respectively. The Company had $100.5 million of cash, cash equivalents and investments in marketable securities as of December 31, 2025.

Management recognizes the need to raise additional capital to fully implement its business plan. The Company may seek to raise capital through equity financings, debt financings, license agreements, collaborative agreements or other sources of financing. Management believes that its existing cash, cash equivalents and investments in marketable securities as of December 31, 2025 will be sufficient to fund the Company’s operations for at least the next twelve months following the date these financial statements are filed with the Securities and Exchange Commission (SEC).

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

Marketable Securities

The Company invests in marketable securities, primarily securities issued by the U.S. government and its agencies, commercial paper and corporate bonds. All marketable securities have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company evaluates securities for impairment at the end of each reporting period. Factors considered in the evaluation include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospect of the issuer, and the Company’s intent and ability to hold the investment to allow for anticipated recovery in fair value. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. Any impairment that is not credit-related is reported as a component of other comprehensive loss. Realized gains and losses are included in other income, net. The cost of securities sold is based on the specific-identification method. Interest earned on marketable securities is included in interest income.

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

Upon retirement or sale, the cost of disposed assets and their related accumulated depreciation are removed from the balance sheets. Any resulting gains or losses on dispositions of property and equipment are included as a component of other income, net, within the Company’s statements of operations and comprehensive loss. Repair and maintenance costs, which are not considered improvements and do not extend the useful life of property and equipment, are expensed as incurred.

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

A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2025 and 2024, the Company has recorded a full valuation allowance on its net deferred tax assets.

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

CIRM Grant

In February 2025, the Company announced it was awarded an $8 million grant from the California Institute for Regenerative Medicine (CIRM) to support the clinical trial of TN-401. The award is payable to the Company upon achievement of certain clinical milestones. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, the Company will co-fund the research project with CIRM and the amount of the Company's co-funding requirement is predetermined as a part of the award. The Company accounts for the grant under Accounting Standards Codification (ASC) 450-30, Gain Contingencies, and records the funds against the research and development expenses as the milestones are achieved. For the year ended December 31, 2025, the Company recognized $2.5 million as a reduction of research and development expenses in connection with the grant.

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

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company adopted this ASU on a prospective basis for the year ended December 31, 2025. The adoption of ASU 2023-09 did not have any effect on the Company's financial statements but resulted in expanded income tax disclosures. See Note 9, Income Taxes to Company's financial statements for the related disclosure.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (ASU 2025-10), which adds guidance to Accounting Standards Codification (ASC) 832 on the recognition, measurement, and presentation of government grants. The guidance establishes a framework for accounting for government grants, including grants related to assets and grants related to income. ASU 2025-10 is effective for the Company for annual periods beginning after December 15, 2028, and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact of this standard on its financial statements and related disclosures.

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

Note 3. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consists of the following:

	December 31,
	2025	2024
	(In thousands)
Leasehold improvements	$26,244	$26,159
Manufacturing equipment	19,485	17,738
Laboratory equipment	19,014	19,770
Computer equipment and software	1,893	1,664
Furniture and fixtures	902	902
Construction in progress	67	1,915
Total property and equipment	$67,605	$68,148
Less: accumulated depreciation and amortization	(39,933)	(32,290)
Total property and equipment, net	$27,672	$35,858

Depreciation and amortization expense for the years ended December 31, 2025 and 2024 was $8.4 million and $8.5 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2025	2024
	(In thousands)
Accrued compensation and related expenses	$6,013	$5,595
Accrued research and development expenses	1,651	1,446
Accrued professional services	718	432
Accrued taxes	277	348
Other current liabilities	176	214
Total accrued and other current liabilities	$8,835	$8,035

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2025	2024
	(In thousands)
Prepaid expenses	$4,014	$5,087
Other current assets	1,025	842
Total prepaid expenses and other current assets	$5,039	$5,929

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

Information related to operating lease activity during the years ended December 31, 2025 and 2024 was as follows (in thousands):

	Year Ended December 31,
	2025	2024
	(In thousands)
Operating lease cost	$3,556	$4,549
Variable lease cost	1,423	1,456
Total lease cost	$4,979	$6,005

Operating lease right-of-use assets obtained in exchange for lease obligations	$—	$5,302
Cash paid for amounts included in the measurement of lease liabilities	$3,861	$5,277

As of December 31, 2025, the Company’s operating leases had a weighted average remaining lease term of 4.1 years and a weighted average discount rate of 9.1%. As of December 31, 2024, the Company’s operating leases had a weighted average remaining lease term of 4.8 years and a weighted average discount rate of 8.9%. Future minimum lease payments under the Company’s operating leases as of December 31, 2025 were as follows:

Amount
(In thousands)
2026	$3,864
2027	3,775
2028	1,471
2029	1,515
2030	1,560
Thereafter	931
Total undiscounted future minimum lease payments	$13,116
Imputed interest	(2,286)
Total operating lease liabilities	$10,830

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

Indemnification

From time to time, the Company may become involved in litigation and other legal actions. The Company estimates the range of liability related to any pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. The Company was not involved in any material litigation as of December 31, 2025 and 2024.

In the normal course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amounts of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with its directors and certain officers that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of December 31, 2025 and 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and, consequently, has not recorded any related liabilities.

Note 5. Term Loan

Loan Agreement

On August 6, 2024, the Company entered into the Loan Agreement with Silicon Valley Bank (SVB). Pursuant to the terms of the Loan Agreement, term loans in an aggregate principal amount of up to $45.0 million may be made under multiple tranches. An initial tranche of up to $15.0 million became available on the closing date but expired on June 30, 2025. Additional tranches totaling $10.0 million became available between October 2024 and December 2024, upon the achievement of certain clinical milestones but expired on December 31, 2025. A final tranche of up to $20.0 million may be available for draw down through July 31, 2026 at SVB’s discretion, subject to specified conditions. As of December 31, 2025, the Company has not drawn any funds under the Loan Agreement.

Interest will accrue on the term loan advances at a rate per annum that is equal to the greater of 8.50% and the prime rate and will be payable monthly in arrears. Principal payments on any term loan advances that are borrowed would commence immediately, subject to extension to July 1, 2026, upon the satisfaction of certain milestones.

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

Lender Warrant

In connection with the Loan Agreement, the Company issued to SVB a warrant to purchase up to 171,848 shares of common stock (the Lender Warrant). The Lender Warrant became exercisable for 73,649 shares upon closing (the Initial Lender Warrant), which represented 0.075% of the Company's common stock and common stock equivalents outstanding as of the day before the closing, on a fully-diluted basis, at an exercise price of $2.55 per share. The Initial Lender Warrant was classified as equity and its fair value was recorded in the stockholders’ equity section of the balance sheet. The Lender Warrant expires on August 6, 2034.

The Lender Warrant was eligible to become exercisable for up to an additional 98,199 shares pro-rated based on amounts actually advanced for the various tranches under the Loan Agreement (the Remaining Lender Warrant). The Remaining Lender Warrant was considered an outstanding instrument upon closing of the Loan Agreement for accounting purposes. In accordance with Accounting Standards Codification (ASC) 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity, the Remaining Lender Warrant was recognized at its fair value as a warrant liability given the variable settlement amount of the warrant shares and included in other non-current liabilities within the balance sheets.

Following the expiration of the tranches under the Loan Agreement described in Note 5, Term Loan, the Remaining Lender Warrant expired as of December 31, 2025. Accordingly, the related warrant liability, which was not material, was derecognized on December 31, 2025.

“At-the-Market” Equity Offering

On August 10, 2022, the Company entered into a sales agreement (the Sales Agreement) with Leerink Partners LLC to establish an “at-the-market” (ATM) offering defined in Rule 415 under the Securities Act. Pursuant to the Sales Agreement, the Company is permitted to offer and sell, from time to time, shares of its common stock having a maximum aggregate offering price of up to $75.0 million. In January 2025, the Company sold 822,566 shares of common stock under the ATM offering for net proceeds of $0.9 million, after deducting commissions and offering costs of $0.3 million. As of December 31, 2025, the Company may issue and sell up to approximately $69.8 million of common stock under the ATM offering.

Follow-On Offering

On December 15, 2025, the Company completed an underwritten public offering of 50,000,000 units, priced at a public offering price of $1.20 per unit, with each unit consisting of one share of its common stock and a warrant to purchase one share of its common stock at an exercise price of $1.50 per share, which will be immediately exercisable and will expire five years from the date of issuance (December 2025 Warrants), under its registration statement on Form S-3 (File No. 333-286005). The Company received net proceeds of $55.8 million, after deducting underwriting discounts and commissions of $3.6 million and other offering expenses of $0.6 million.

The Company analyzed the December 2025 Warrant under ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity, and concluded that the December 2025 Warrants are not liabilities, are indexed to its own stock and meet all other conditions for equity classification. Accordingly, the Company has classified the December 2025 Warrants as permanent equity.

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

As of December 31, 2025, total shares of common stock reserved for issuance, on an as-if converted basis, are as follows:

December 31, 2025
Outstanding stock options and awards	13,587,030
Outstanding Lender Warrant	73,649
Outstanding Series A and Series B Warrants	109,231,250
Outstanding December 2025 Warrants	50,000,000
Shares available for further issuance under the 2024 Inducement Equity Incentive Plan	525,000
Shares available for further issuance under the 2021 Equity Incentive Plan	2,001,067
Shares available for further issuance under the 2021 Employee Stock Purchase Plan	2,274,594
Total	177,692,590

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

		December 31, 2025
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$98,424	$—	$—	$98,424
Total financial assets		$98,424	$—	$—	$98,424

		December 31, 2024
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$1,289	$—	$—	$1,289
Marketable securities:
U.S. treasuries	Level 1	49,135	28	(12)	49,151
Commercial paper	Level 2	3,974	3	—	3,977
Government agencies bonds	Level 2	3,987	8	—	3,995
Total financial assets		$58,385	$39	$(12)	$58,412

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

Total shares reserved and available for grant under the Inducement Plan as of December 31, 2025, are 525,000.

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

Total shares reserved and available for grant under the 2021 Plan as of December 31, 2025, are 2,001,067.

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

The repricing resulted in a total incremental stock-based compensation expense of $1.3 million, which was calculated using the Black-Scholes option pricing model, of which $1.0 million is associated with vested repriced options as of the Retention Date and were recognized on a straight-line basis over the Retention Period. The remaining $0.3 million of the incremental stock-based compensation expense is associated with unvested repriced options beyond the Retention Period and will be recognized on a straight-line basis over the remaining original vesting periods. For the year ended December 31, 2025, the Company recognized $1.1 million of incremental stock-based compensation expense.

Stock Option Activity

The following table summarizes stock option activity:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
		(in dollars)	(Years)	(In thousands)
Outstanding as of December 31, 2024	9,253,976	$6.51	7.22	$406
Granted	3,829,175	$0.90
Exercised	(22,065)	$1.21
Cancelled	(1,010,290)	$5.36
Outstanding as of December 31, 2025	12,050,796	$1.90	7.16	$385
Exercisable as of December 31, 2025	7,131,295	$2.31	6.23	$23

The aggregate intrinsic value is the value of the Company’s closing stock price on the last trading day of the year in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during the years ended December 31, 2025 and 2024, was $4.4 thousand and $74.9 thousand, respectively.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2025 and 2024 was $0.69 and $3.73 per share, respectively.

As of December 31, 2025, there was $7.8 million of unrecognized stock-based compensation cost related to stock options, which is expected to be recognized over an estimated weighted-average period of 2.2 years.

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

Year Ended December 31,
	2025	2024
Expected term (in years)	5.5 – 6.1	5.5 – 6.1
Expected volatility	87% – 91%	89% – 93%
Risk-free interest rate	3.7% – 4.5%	3.9% – 4.5%
Expected dividend yield	—%	—%

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

	Shares	Weighted Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
		(in dollars)	(Years)	(In thousands)
Unvested as of December 31, 2024	1,354,178	$4.14
Granted	1,497,678	$1.17
Vested	(914,079)	$2.83
Forfeited	(401,543)	$2.73
Unvested as of December 31, 2025	1,536,234	$2.39	1.20	$1,093

As of December 31, 2025, there was $3.1 million of unrecognized stock-based compensation cost related to RSUs, which is expected to be recognized over an estimated weighted-average period of 2.2 years.

2021 Employee Stock Purchase Plan

Under the Company's 2021 Employee Stock Purchase Plan (ESPP), the Company initially reserved 800,000 shares for future issuance. The number of shares of common stock available for issuance under the ESPP automatically increases on the first day of each fiscal year beginning with 2022 in an amount equal to the lesser of: 800,000 shares; 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding year; or such other amount as the Board may determine. As of December 31, 2025, 2,274,594 shares were reserved for future issuance under the ESPP. Under the Company’s ESPP, employees are generally eligible to participate and can purchase shares on each purchase date established semi-annually through payroll deductions at the lower of 85% of the fair market value of the Company’s stock at the commencement of the offering period or each purchase date of the offering period. Each offering period spans 6 months. The ESPP permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation, up to an annual limit of $25,000 per the Internal Revenue Service. The first offering period commenced in January 2022. For the years ended December 31, 2025 and 2024, the stock-based compensation expense for ESPP was not material.

Stock-Based Compensation

The following table summarizes stock-based compensation recognized in the Company’s statements of operations and comprehensive loss:

	Year Ended December 31,
	2025	2024
Research and development	$6,818	$8,200
General and administrative	6,228	8,302
Total stock-based compensation	$13,046	$16,502

Note 9. Income Taxes

No provision for or benefit from income taxes was recorded during the years ended December 31, 2025 and 2024. The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty regarding the realization of such assets. All losses to date have been incurred in the United States. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating losses and tax credit carryforwards.

Effective Tax Rate Reconciliation

The effective tax rate of the Company’s provision for income taxes differs from the federal statutory rate and the effective tax rate reconciliation for the year ended December 31, 2025 after the adoption of ASU 2023-09 is as follows:

	2025
	Amount	Percent
U.S. federal taxes at statutory rate	$(19,025)	21.0%
State taxes (net of federal benefit)	—	—
Tax credits:
Research and development credit	(938)	1.0
Orphan drug credit	(2,030)	2.2
Change in valuation allowance	19,293	(21.3)
Nontaxable or nondeductible items
Stock-based compensation	1,763	(2.0)
Other	70	(0.1)
Changes in unrecognized tax benefits	867	(1.0)
Total	$—	—%

State taxes include state valuation allowance and state uncertain tax positions; the net impact was zero due to the Company's full valuation allowance.

The effective tax rate reconciliation for the year ended December 31, 2024 prior the adoption of ASU 2023-09 is as follows:

2024
U.S. federal taxes at statutory rate	21.0%
State taxes (net of federal benefit)	1.0
Credits	2.7
Stock-based compensation	(0.2)
Change in valuation allowance	(22.6)
Other	(1.9)
Total	—%

Deferred Income Taxes

The tax effects of significant items comprising the Company’s deferred income taxes are as follows:

	December 31,
	2025	2024
	(In thousands)
Deferred tax assets:
Net operating losses	$91,724	$66,609
Capitalized research and development expenditure	26,956	36,151
Tax credits	21,929	19,292
Stock-based compensation	4,420	3,624
Lease Liability	2,274	2,862
Accrued expenses and other	1,224	1,188
Total deferred tax assets	148,527	129,726
Valuation allowance	(146,130)	(126,332)
Deferred tax assets, net of valuation allowance	2,397	3,394
Deferred tax liabilities:
Right-of-use asset	(1,978)	(2,500)
Property and equipment	(419)	(894)
Net deferred tax assets	$—	$—

Beginning January 1, 2022, the Tax Cuts and Jobs Act eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code of 1986, as amended (IRC) Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. In July 2025, legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes provisions affecting U.S. corporate income tax laws, including changes related to the treatment of domestic research and development expenditures. Certain provisions of the OBBBA are effective for tax years beginning after December 31, 2025, while others are effective in 2025. Additionally, the OBBBA allows immediate deduction of domestic research and development expenditures under Section 174 for tax years beginning after December 31, 2024. The Company has reflected the effects of the enactment of OBBBA for the fiscal year ended December 31, 2025. The Company will continue to evaluate the impact of enacted tax law changes on future periods.

The tax benefit of net operating losses, capitalized research expenses, temporary differences and credit carryforwards are recorded as an asset to the extent that the Company assesses that realization is more likely than not. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. As a result of the Company’s recent history of operating losses, the Company believes that recognition of deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance. The valuation allowance increased by $19.8 million and $25.0 million during the years ended December 31, 2025 and 2024, respectively. The increase in valuation allowance during the year ended December 31, 2025, was primarily due to the increase in deferred tax assets from 2025 federal net operating losses.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2025, the Company’s net operating loss and tax carryforwards are summarized as follows:

(In thousands)	Amount	Expiration in years
Net operating losses, federal (post-December 31, 2017)	$411,375	Do Not Expire
Net operating losses, federal (pre-January 1, 2018)	$3,093	2036 - 2037
Net operating losses, state	$63,520	2036 - 2040
Tax credits, federal	$22,306	2040 - 2044
Tax credits, state	$8,880	Do Not Expire

Under Section 382 of the IRC, the ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if the Company has experienced an “ownership change”. This annual limitation may result in the expiration of net operating losses and credits before utilization. The Company has not completed a detailed analysis under Section 382. Based on a preliminary assessment, changes in ownership may have occurred that could result in limitations on the utilization of net operating loss carryforwards and other tax attributes. However, the extent of any such limitation has not been determined. The Company will continue to monitor ownership changes and evaluate the impact of Section 382 on its tax attributes. The Company’s ability to use its remaining net operating loss carryforwards may be further limited if the Company experiences a Section 382 ownership change as a result of future changes in its stock ownership. Any such limitation is not expected to have a material impact on the Company’s financial statements due to the full valuation allowance recorded against its deferred tax assets.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2025	2024
	(In thousands)
Balance at beginning of year	$6,357	$4,521
Additions based on tax positions related to current year	900	1,414
Additions based on tax positions related to prior years	—	422
Reductions for tax positions related to prior years	—	—
Balance at end of year	$7,257	$6,357

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized as the Company continues to maintain a full valuation allowance against its deferred tax assets. The Company has elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2025 and 2024, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.

Cash paid for income taxes, net of refunds, was $0 for the year ended December 31, 2025.

Note 10. Net Loss Per Share

Basic and diluted loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. The following potentially dilutive securities were excluded from the calculation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

	December 31,
	2025	2024
Outstanding stock options and restricted stock units	13,587,030	10,608,154
Outstanding Lender Warrant	73,649	171,848
Outstanding Series A and B Warrants	109,231,250	—
Outstanding December 2025 Warrants	50,000,000	—
Total	172,891,929	10,780,002

Note 11. Workforce Reduction

On March 27, 2025, the Company approved cost containment measures, including a committed plan to reduce its workforce (the 2025 Workforce Reduction), in alignment with the Company's focus on generating data from the MyPEAKTM-1 and RIDGETM-1 clinical trials of TN-201 and TN-401, respectively. During the year ended December 31, 2025, the Company recognized $1.3 million of aggregate charges, related to the 2025 Workforce Reduction, primarily related to employee cash severance and continuing health insurance benefits. As of December 31, 2025, the Company expected to recognize additional estimated charges of $1.6 million, which reflects substantially all of the remaining charges related to the 2025 Workforce Reduction by the end of the second quarter of 2026.

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

The statement of operations includes research and development expenses, general and administrative expenses, interest income, and income taxes; the Company has not generated any revenue. In addition to reviewing the expenses in the Company’s statement of operations, the CODM is regularly provided with operating expenses by function. The CODM does not review assets at a different asset level or category than the amounts disclosed in the Company’s balance sheet. The Company’s long-lived assets are located in the United States.

The following table provides information about the Company’s operating expenses by function and includes a reconciliation to net loss.

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development
Clinical	$19,944	$26,024
Manufacturing (pre-commercial)	17,715	23,433
Research	16,469	20,858
Other	14,479	16,427
Total Research and development	$68,607	$86,742
General and administrative	24,724	29,206
Total operating expenses	93,331	115,948
Loss from operations	(93,331)	(115,948)
Other income, net:
Interest income	2,682	4,737
Other income, net	52	82
Total other income, net	2,734	4,819
Net loss before income tax expense	(90,597)	(111,129)
Income tax expense	—	—
Net loss	$(90,597)	$(111,129)

Note 13. Subsequent Events

In March 2026, the Company entered into a collaboration agreement with Alnylam Pharmaceuticals, Inc. (Alnylam), pursuant to which both parties agreed to a research collaboration to discover and validate novel gene targets for the potential treatment of cardiovascular disease.

Together, both parties will nominate an aggregate of 15 targets, align on which targets to move forward into the collaboration and then collaborate for a period of twenty-four (24) months (which may be extended for completion of the work) during which the parties will conduct in vitro and in vivo validation activities under a mutually agreed research plan and budget. Each party will be solely responsible for its own costs incurred to conduct its activities under the research plan, except that Alnylam will reimburse the Company for full-time employees and out-of-pocket costs and expenses incurred by the Company in accordance with the agreed-upon research budget. After completion of the validation activities, Alnylam will be solely responsible, at its own expense, for all development, manufacture, regulatory and commercialization activities for any products directed to a collaboration target.

Pursuant to the terms of the collaboration agreement, Alnylam will pay the Company an upfront payment of up to $10.0 million within thirty (30) days after Alnylam’s receipt of an invoice from the Company. The upfront payment is subject to $500,000 reductions for up to eight Company nominated targets that do not meet certain agreed-upon standards and that the joint steering committee chooses not to advance. The Company is also eligible to receive up to an aggregate of $1.1 billion in development, regulatory and sales-based milestones related to products directed to targets nominated by the Company.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and interim principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC on Schedule 14A within 120 days of December 31, 2025, and is incorporated herein by reference.

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

Item 11. Executive Compensation.

Information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC on Schedule 14A within 120 days of December 31, 2025, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC on Schedule 14A within 120 days of December 31, 2025, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC on Schedule 14A within 120 days of December 31, 2025, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in our definitive Proxy Statement to be filed with the SEC on Schedule 14A within 120 days of December 31, 2025, and is incorporated herein by reference.

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

Item 16. Form 10-K Summary.

None.

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Composite Amended and Restated Certificate of Incorporation of the Tenaya Therapeutics, Inc.	10-Q	001-40656	3.1	8-9-2023
3.2	Amended and Restated Bylaws of Tenaya Therapeutics, Inc.	8-K	001-40656	3.1	3-21-2023
4.1	Specimen common stock certificate of the Registrant.	S-1/A	333-257820	4.2	7-26-2021
4.2*	Description of Securities of the Registrant.
4.3	Warrant to Purchase Stock	10-Q	001-40656	4.1	11-6-2024
4.4	Form of Series A Warrant to Purchase Common Stock	8-K	001-40656	4.1	3-4-2025
4.5	Form of Series B Warrant to Purchase Common Stock	8-K	001-40656	4.2	3-4-2025
4.6	Form of Warrant to Purchase Stock	8-K	001-40656	4.1	12-12-2025
4.7	Warrant Agent Agreement by and between Computershare Trust Company, N.A. and the Registrant	10-Q	001-40656	4.1	11-10-2025
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-257820	10.1	7-26-2021
10.2+	Amended and Restated 2016 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-257820	10.2	7-26-2021
10.3+	2021 Equity Incentive Plan and forms of agreements thereunder.	10-K	001-40656	10.2	3-23-2022
10.4+	2021 Employee Stock Purchase Plan and forms of agreements thereunder.	S-1/A	333-257820	10.4	7-26-2021
10.5+	2024 Inducement Equity Incentive Plan, as amended, and forms of agreements thereunder	8-K	001-40656	10.1	1-30-2026
10.6+	Employment Letter between the Registrant and Faraz Ali, M.B.A.	S-1/A	333-257820	10.5	7-26-2021
10.7+	Employment Letter between the Registrant and Whittemore (Whit) Tingley, M.D., Ph.D.	S-1/A	333-257820	10.8	7-26-2021
10.8+	Employment Letter between the Registrant and Tomohiro Higa, M.B.A.	10-K	001-40656	10.10	3-10-2025
10.9+	Executive Change in Control and Severance Plan.	8-K	001-40656	10.1	6-12-2023
10.10+	Executive Incentive Compensation Plan.	S-1/A	333-257820	10.13	7-26-2021
10.11+*	Outside Director Compensation Policy.
10.12	Lease between HCP Oyster Point III LLC and the Registrant dated as of September 6, 2016.	S-1/A	333-257820	10.10	7-26-2021
10.13	First Amendment to Lease between HCP Oyster Point III LLC and the Registrant dated as of September 6, 2016.	10-Q	001-40656	10.1	8-8-2024
10.14	Lease between Terreno Park Union City LLC and the Registrant dated as of February 12, 2021.	S-1/A	333-257820	10.11	7-26-2021
10.15	Loan and Security Agreement by and between Silicon Valley Bank, a division of First-Citizens Bank & Trust Company and Tenaya Therapeutics, Inc.	S-3	333-266741	1.2	8-10-2022
10.16	Sales Agreement, dated August 10, 2022, by and between Tenaya Therapeutics, Inc. and SVB Securities LLC	S-3	333-266741	1.2	8-10-2022
19.1	Insider Trading Policy	10-K	001-40656	19.1	3-10-2025
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Compensation Recovery Policy.	10-K	001-40656	97	3-18-2024
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

TENAYA THERAPEUTICS, INC.

Date: March 11, 2026	By:	/s/ Faraz Ali, M.B.A.
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

Name	Title	Date

/s/ Faraz Ali, M.B.A.	Chief Executive Officer and Director (Principal Executive Officer and Interim Principal Financial Officer)	March 11, 2026
Faraz Ali, M.B.A.

/s/ Tomohiro Higa, M.B.A.	Senior Vice President, Finance (Interim Principal Accounting Officer)	March 11, 2026
Tomohiro Higa, M.B.A.

/s/ Amy L. Burroughs, M.B.A.	Director	March 11, 2026
Amy L. Burroughs, M.B.A.

/s/ June Lee, M.D.	Director	March 11, 2026
June Lee, M.D.

/s/ Karah Parschauer, J.D.	Director	March 11, 2026
Karah Parschauer, J.D.

/s/ Deepak Srivastava, M.D.	Director	March 11, 2026
Deepak Srivastava, M.D.

/s/ Catherine Stehman-Breen, M.D.	Director	March 11, 2026
Catherine Stehman-Breen, M.D.

/s/ Jeffrey T. Walsh, M.B.A.	Director	March 11, 2026
Jeffrey T. Walsh, M.B.A.

/s/ R. Sanders (Sandy) Williams, M.D.	Director	March 11, 2026
R. Sanders (Sandy) Williams, M.D.