Form 10-Q
period 2026-03-31
Tenaya Therapeutics, Inc.
filed 2026-05-06
CIK 1858848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the registrant had 216,998,876 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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
•
the impact of critical accounting policies on investors’ ability to understand our financial performance; and
•
our expectations regarding the period during which we will remain an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (JOBS Act).

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TENAYA THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$80,887	$100,547
Accounts receivable	10,627	—
Prepaid expenses and other current assets	5,048	5,039
Total current assets	96,562	105,586
Property and equipment, net	25,960	27,672
Operating lease right-of-use assets	8,763	9,417
Other noncurrent assets	3,785	4,246
Total assets	$135,070	$146,921
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,914	$3,581
Accrued and other current liabilities	6,030	8,835
Contract liabilities, current	5,722	—
Operating lease liabilities, current	3,115	3,020
Total current liabilities	16,781	15,436
Contract liabilities, noncurrent	4,680	—
Operating lease liabilities, noncurrent	7,002	7,810
Other noncurrent liabilities	418	410
Total liabilities	28,881	23,656
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 216,998,876 and 216,760,283 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	21	21
Additional paid-in capital	730,448	728,252
Accumulated other comprehensive income (loss)	—	—
Accumulated deficit	(624,280)	(605,008)
Total stockholders’ equity	106,189	123,265
Total liabilities and stockholders’ equity	$135,070	$146,921

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue
Collaboration revenue	$225	$—
Operating expenses:
Research and development	14,843	21,076
General and administrative	5,447	6,462
Total operating expenses	20,290	27,538
Loss from operations	(20,065)	(27,538)
Other income, net:
Interest income	793	635
Other income, net	—	39
Total other income, net	793	674
Net loss before income tax expense	(19,272)	(26,864)
Income tax expense	—	—
Net loss	(19,272)	(26,864)
Other comprehensive loss
Net unrealized loss on marketable securities	—	(38)
Comprehensive loss	$(19,272)	$(26,902)
Net loss per share, basic and diluted	$(0.09)	$(0.24)
Weighted-average shares used in computing net loss per share, basic and diluted	216,883,164	109,869,278

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2026	216,760,283	$21	$728,252	$—	$(605,008)	$123,265
Issuance of common stock upon vesting of restricted stock units	238,593	—	—	—	—	—
Stock-based compensation	—	—	2,196	—	—	2,196
Other comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—		(19,272)	(19,272)
Balance as of March 31, 2026	216,998,876	$21	$730,448	$—	$(624,280)	$106,189

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2025	86,542,340	$8	$607,229	$28	$(514,411)	$92,854
Issuance of common stock and warrants in follow-on offering, net of issuance costs of $3,699	75,000,000	8	48,793	—	—	48,801
Issuance of common stock upon vesting of restricted stock units	295,191	—	—	—	—	—
Issuance of common stock in connection with at-the market sales, net of issuance costs of $280	822,566	—	912	—	—	912
Stock-based compensation	—	—	3,731	—	—	3,731
Other comprehensive loss	—	—	—	(38)	—	(38)
Net loss	—	—	—		(26,864)	(26,864)
Balance as of March 31, 2025	162,660,097	$16	$660,665	$(10)	$(541,275)	$119,396

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(19,272)	$(26,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,763	2,661
Amortization (accretion) of premium (discount) on marketable securities	—	31
Stock-based compensation	2,196	3,731
Non-cash operating lease expense	654	596
Other	8	168
Changes in operating assets and liabilities:
Accounts receivable	(10,627)	—
Prepaid expenses and other current assets	(9)	(460)
Other noncurrent assets	461	4
Accounts payable	(1,460)	(379)
Accrued and other current liabilities	(2,637)	(1,903)
Contract liabilities	10,402	—
Operating lease liabilities	(713)	(697)
Net cash used in operating activities	(19,234)	(23,112)
Cash flows from investing activities:
Purchases of property and equipment	(11)	(383)
Proceeds from sales of marketable securities	—	10,958
Proceeds from maturities of marketable securities	—	11,727
Net cash (used) provided by investing activities	(11)	22,302
Cash flows from financing activities:
Proceeds from issuance of common stock, pre-funded warrants, and warrants in follow-on offering, net of issuance costs	—	49,345
Proceeds from at-the-market sales, net of issuance costs	—	914
Payment of accrued offering costs	(415)	—
Net cash (used) provided by financing activities	(415)	50,259
Net change in cash, cash equivalents and restricted cash	(19,660)	49,449
Cash and cash equivalents and restricted cash at beginning of period	100,966	4,742
Cash and cash equivalents and restricted cash at end of period	$81,306	$54,191
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$80,887	$53,772
Restricted cash included in other noncurrent assets	419	419
Cash, cash equivalents and restricted cash	$81,306	$54,191
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued and other current liabilities	$100	$138
Offering cost included in accounts payable and accrued expenses and other current liabilities	$—	$546

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Notes to Unaudited Condensed Financial Statements

1.
Organization and Description of the Business

Description of the Business

Tenaya Therapeutics, Inc. (the Company) was incorporated in the state of Delaware in August 2016 and is headquartered in South San Francisco, California. The Company is a clinical-stage biotechnology company focused on discovering, developing and delivering curative therapies that address the underlying drivers of heart disease. The Company’s lead product candidates include TN-201, a gene therapy for myosin binding protein C3-associated hypertrophic cardiomyopathy, TN-401, a gene therapy for plakophilin 2-associated arrhythmogenic right ventricular cardiomyopathy, and TN-301, a small molecule with potential clinical utility in cardiac, metabolic and muscular conditions, including heart failure with preserved ejection fraction and Duchenne’s muscular dystrophy.

Liquidity

The Company has incurred net losses since inception and expects such losses to continue in the future as it conducts research and development activities. As of March 31, 2026, the Company had an accumulated deficit of $624.3 million. The Company incurred a net loss of $19.3 million and $26.9 million during the three months ended March 31, 2026 and 2025, respectively. The Company had $80.9 million of cash and cash equivalents as of March 31, 2026.

Management recognizes the need to raise additional capital to fully implement its business plan. The Company may seek to raise capital through equity financings, debt financings, license agreements, collaborative agreements or other sources of financing. Management believes that its existing cash and cash equivalents as of March 31, 2026, will be sufficient to fund the Company’s operations for at least the next twelve months following the date these financial statements are filed with the Securities and Exchange Commission (SEC).

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

The interim condensed balance sheet as of March 31, 2026, the interim condensed statements of operations and comprehensive loss, stockholders’ equity and cash flows for the three months ended March 31, 2026 and 2025 are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and reflect all adjustments that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The condensed results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed balance sheet as of December 31, 2025, included herein was derived from the audited financial statements as of that date. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 11, 2026.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to, accrued expenses related to research and development activities and revenue recognition related to collaboration agreements. The Company bases its estimates on historical experience, the current economic environment, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Significant Accounting Policies

There have been no material revisions to the Company’s significant accounting policies described in Note 2, Summary of Significant Accounting Policies, to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, except for the accounts receivable, revenue recognition and contract liability policies related to the collaboration agreements entered into during the three months ended March 31, 2026, as described below.

Accounts Receivable

The Company's accounts receivable relates to licensing and collaboration arrangements. These accounts receivable are short-term in nature. The Company estimates expected credit losses over the life of the financial assets as of the reporting date based on relevant information about past events, current conditions, and reasonable and supportable forecasts. For the three months ended March 31, 2026 and 2025, the Company had no allowance for credit losses.

Revenue Recognition

Overview

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606). Revenue is recognized when promised goods or services are transferred to a customer in an amount that reflects the consideration to which the Company expects to be entitled. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the promises and performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Collaborative Frameworks and Assessment Under ASC 808 and ASC 606

The Company enters into arrangements that may include elements of collaboration with counterparties, such as joint steering committees or shared development activities. The Company evaluates each arrangement to determine whether the counterparty is acting in the capacity of a customer.

To the extent that the Company transfers goods or services to a counterparty in its capacity as a customer, the Company accounts for such transactions under ASC 606 and presents the related amounts as revenue. Amounts that do not represent transactions with a customer are accounted for under ASC Topic 808, Collaborative Arrangements (ASC 808), and presented within the appropriate operating expense line item.

Licensing and Collaboration Arrangements

The Company enters into licensing and collaboration arrangements that may include licenses to intellectual property, as well as research, development, or technical support services necessary to enable the licensee to utilize the underlying technology.

Identification of Performance Obligations

The Company evaluates the nature of its promises in these arrangements to determine whether they are distinct or should be combined. A license of intellectual property is combined with other promised services when the license is not distinct within the context of the contract, such as when the Company’s ongoing research or development activities significantly affect the utility of the licensed intellectual property. When a license and related services are not distinct, they are accounted for as a single combined performance obligation.

Recognition of Revenue

Revenue is recognized either at a point in time or over time, depending on the nature of the underlying performance obligations. Revenue is recognized at a point in time when control of a promised good or service transfers to the customer and the performance obligation is satisfied. Revenue is recognized over time when the Company satisfies a performance obligation over time, including when the Company’s performance does not create an asset with an alternative use and the Company has an enforceable right to payment for performance completed to date, or when the customer simultaneously receives and consumes the benefits of the Company’s performance.

For performance obligations satisfied over time, the Company measures progress using an appropriate method that faithfully depicts the transfer of control of the underlying services. Depending on the nature of the arrangement, the Company may use an input method, such as costs incurred relative to total estimated costs (cost-to-cost method), when such method best reflects the Company’s performance.

For arrangements that provide access to intellectual property or other rights over a defined period without additional performance obligations, revenue is recognized ratably over the contractual term.

Upfront License Fees

If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company will recognize revenue from upfront license fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company determines whether the combined performance obligation is satisfied over time or at a point in time.

Milestone Payments

Contingent milestones at contract inception are estimated at the amount which is not probable of a material reversal and included in the transaction price using the most likely amount method. Milestone payments that are not within the Company's control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received and therefore the variable consideration is constrained. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each reporting period, the Company re-evaluates the probability of achieving development, regulatory or sales-based milestone payments that may not be subject to a material reversal and, if necessary, adjust the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license and other revenue, as well as earnings, in the period of adjustment..

Sales-Based Royalties and Milestones

For arrangements that include sales-based royalties, including milestone payments based on the volume of sales, the Company will determine whether the license is deemed to be the predominant item to which the royalties or sales-based milestones relate and if such is the case, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Contract Liabilities

Contract liabilities consist primarily of upfront non-refundable payments received under collaboration agreements for which the related performance obligations have not yet been fully satisfied. The Company classifies amounts expected to be recognized as revenue within the next twelve months as contract liabilities, current, with the remainder classified as contract liabilities, noncurrent based on the estimated timing of revenue recognition.

Recently Adopted Accounting Standards

In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2025-05 (ASU 2025-05), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05), which provides a practical expedient for entities to estimate expected credit losses on current accounts receivable and current contract assets arising from revenue transactions accounted for under ASC 606. ASU 2025-05 is effective for the Company for annual periods beginning after December 15, 2025, and interim periods within those annual periods. The Company adopted this ASU on a prospective basis during the first quarter of 2026. The adoption did not have a material impact on the Company's financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company adopted this ASU on a prospective basis during the fourth quarter of 2025 and updated its annual disclosures accordingly. The adoption of ASU 2023-09 did not have any effect on the Company's financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11), which clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. Per the FASB, the amendment does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. ASU 2025-11 is effective for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2025-11 may be applied either prospectively or retrospectively for all prior periods presented. The Company is evaluating the impact of this standard on its financial statements and related disclosures.

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
Collaboration Revenue

Alnylam Collaboration Agreement

In March 2026, the Company entered into a collaboration agreement with Alnylam Pharmaceuticals, Inc. (Alnylam), pursuant to which both parties agreed to a research collaboration to discover and validate novel gene targets for the potential treatment of cardiovascular disease.

Under the agreement, both parties nominated and aligned on a set of collaboration targets to move forward into the collaboration in late March 2026. Following such alignment, the parties will conduct in vitro and in vivo validation activities under a mutually agreed research plan and budget for a period of twenty-four (24) months (which may be extended for completion of the work). The Company expects to take primary responsibility for the performance of all in vitro and in vivo validation activities throughout the validation term; Alnylam will reimburse the Company for full-time employees and out-of-pocket costs and expenses incurred by the Company in accordance with the agreed-upon research budget. After completion of the validation activities, Alnylam will be solely responsible, at its own expense, for all development, manufacture, regulatory and commercialization activities for any products directed to a collaboration target. The Company is also entitled to a non-refundable upfront platform access fee of up to $10.0 million. The upfront platform access fee was initially subject to variability based on the number of collaboration targets selected and became fixed at $10.0 million upon finalization of the collaboration target list. Reimbursement of research costs represents variable consideration and is excluded from the transaction price at contract inception as such amounts are fully constrained. These amounts are recognized as revenue as the related costs are incurred.

The Company concluded that the license and research activities represent a single performance obligation that is satisfied over time. Revenue is recognized using a cost-to-cost input method, which measures progress based on costs incurred relative to total estimated costs under the research plan. For the three months ended March 31, 2026, the Company recognized immaterial collaboration revenue related to the upfront platform access fee and reimbursable research costs incurred during the period.

The remaining portion of the upfront payment is recorded as a contract liability and will be recognized as revenue over the remaining validation term as the underlying research services are performed.

The Company may also receive future milestone payments of up to an aggregate of $1.1 billion under the agreement. Development and regulatory milestones will be recognized when the underlying milestone event is achieved and it becomes probable that a significant reversal of cumulative revenue recognized will not occur. Sales-based milestones will be recognized when the related sales occur. As of March 31, 2026, the Company is unable to predict or reasonably estimate the amount or timing of such milestone payments.

As of March 31, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligation under the collaboration agreement was approximately $10.0 million, which the Company expects to recognize over the remaining validation term of approximately 24 months. The transaction price allocated to the remaining performance obligation does not include variable consideration related to reimbursable research costs as they are contingent on actual qualifying costs incurred. Milestone payments were considered variable consideration and were also not included in the transaction price as they are fully constrained. The Company will reassess the transaction price at each reporting period as uncertainties are resolved.

The following table summarizes activity in the Company’s total contract liabilities for the three months ended March 31, 2026. Additions to contract liabilities include $0.6 million of upfront payments from an additional immaterial collaboration arrangement.

Contract Liabilities
Balance as of December 31, 2025	$—
Addition	10,600
Less: revenue recognized from contract liabilities	(198)
Balance as of March 31, 2026	$10,402

4.
Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2026	2025
	(In thousands)
Leasehold improvements	$26,262	$26,244
Manufacturing equipment	19,485	19,485
Laboratory equipment	19,014	19,014
Computer equipment and software	1,893	1,893
Furniture and fixtures	902	902
Construction in progress	100	67
Total property and equipment	$67,656	$67,605
Less: accumulated depreciation and amortization	(41,696)	(39,933)
Total property and equipment, net	$25,960	$27,672

Depreciation and amortization expense for the three months ended March 31, 2026 and 2025 was $1.8 million and $2.7 million, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	March 31,	December 31,
	2026	2025
	(In thousands)
Accrued compensation and related expenses	$3,188	$6,013
Accrued research and development expenses	1,919	1,651
Accrued taxes	406	277
Accrued professional services	62	718
Other current liabilities	455	176
Total accrued and other current liabilities	$6,030	$8,835

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2026	2025
	(In thousands)
Prepaid expenses	$5,023	$4,014
Other current assets	25	1,025
Total prepaid expenses and other current assets	$5,048	$5,039

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

Information related to operating lease activity during the three months ended March 31, 2026 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Operating lease cost	$889	$889
Variable lease cost	388	368
Short-term lease cost	—	—
Total lease cost	$1,277	$1,257

Cash paid for amounts included in the measurement of lease liabilities	$947	$989

As of March 31, 2026, the Company’s operating leases had a weighted average remaining lease term of 3.9 years and a weighted average discount rate of 9.1%. As of December 31, 2025, the Company’s operating leases had a weighted average remaining lease term of 4.1 years and a weighted average discount rate of 9.1%. Future minimum lease payments under the Company’s operating leases as of March 31, 2026 were as follows:

Amount
(In thousands)
2026 (nine months remaining)	$2,917
2027	3,775
2028	1,471
2029	1,515
2030	1,560
Thereafter	931
Total undiscounted future minimum lease payments	$12,169
Imputed interest	(2,052)
Total operating lease liabilities	$10,117

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

Contingencies

From time to time, the Company may become involved in litigation and other legal actions. The Company estimates the range of liability related to any pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. The Company was not involved in any material litigation as of March 31, 2026 and December 31, 2025.

Indemnification

In the normal course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amounts of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with its directors and certain officers that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of March 31, 2026 and December 31, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible and, consequently, has not recorded any related liabilities.

6.
Stock-Based Compensation

2024 Inducement Equity Incentive Plan

In September 2024, the Board of Directors (the Board) adopted the Company's 2024 Inducement Equity Incentive Plan (the Inducement Plan), and subject to the adjustment provisions of the Inducement Plan, reserved 1,200,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan allows the Company to make equity awards to prospective employees of the Company as an inducement to such individual’s commencement of employment with the Company. On January 26, 2026, the Board approved an increase of 2,161,000 shares to the number of shares reserved under the Inducement Plan.

Total shares reserved and available for grant under the Inducement Plan as of March 31, 2026, was 2,686,000.

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

The repricing resulted in a total incremental stock-based compensation expense of $1.3 million, which was calculated using the Black-Scholes option pricing model, of which $1.0 million is associated with vested repriced options as of the Retention Date and were recognized on a straight-line basis over the Retention Period. The remaining $0.3 million of the incremental stock-based compensation expense is associated with unvested repriced options beyond the Retention Period and will be recognized on a straight-line basis over the remaining original vesting periods. For the three months ended March 31, 2026 and 2025, the Company recognized an immaterial amount and $0.4 million, respectively, of incremental stock-based compensation expense,.

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

The total number of shares reserved and available for grant under the 2021 Plan as of March 31, 2026 was 1,513,435.

Stock Option Activity

The following table summarizes stock option activity:

	Shares	Weighted Average Exercise Price
		(in dollars)
Outstanding as of December 31, 2025	12,050,796	$1.90
Granted	3,482,073	$0.91
Exercised	—	$—
Cancelled	(214,737)	$0.90
Outstanding as of March 31, 2026	15,318,132	$1.72

Stock option awards granted to employees generally vest over a four-year period. The contractual term of stock option awards is generally 10 years from the grant date.

Stock Option Valuation

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended March 31,
	2026	2025
Expected term (in years)	6.0	6.0
Expected volatility	85%	91%
Risk-free interest rate	3.9%	4.3% – 4.5%
Expected dividend yield	—%	—%

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

	Shares	Weighted Average Grant Date Fair Value per Share
		(in dollars)
Unvested as of December 31, 2025	1,536,234	$2.39
Granted	1,237,092	$0.91
Vested	(238,593)	$3.01
Forfeited	(16,796)	$2.22
Unvested as of March 31, 2026	2,517,937	$1.61

2021 Employee Stock Purchase Plan

Under the Company's 2021 Employee Stock Purchase Plan (the ESPP), the Company initially reserved 800,000 shares for future issuance. The number of shares of common stock available for issuance under the ESPP automatically increases on the first day of each fiscal year for a period of ten years beginning with 2022 in an amount equal to the lesser of: 800,000 shares; 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding year; or such other amount as the Board may determine. As of March 31, 2026, 3,074,594 shares were reserved for future issuance under the ESPP. Under the Company’s ESPP, employees are generally eligible to participate and can purchase shares on each purchase date established semi-annually through payroll deductions at the lower of 85% of the fair market value of the Company’s stock at the commencement of the offering period or each purchase date of the offering period. Each offering period spans six months. The ESPP permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation, up to an annual limit of $25,000 per the Internal Revenue Service. For the three months ended March 31, 2026 and 2025, the stock-based compensation expense for ESPP was not material.

Stock-Based Compensation

The following table summarizes stock-based compensation recognized in the Company’s condensed statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2026	2025
Research and development	$1,201	$2,047
General and administrative	995	1,684
Total stock-based compensation	$2,196	$3,731

7.
Term Loan

Loan Agreement

On August 6, 2024, the Company entered into the Loan Agreement with Silicon Valley Bank (SVB). As of December 31, 2025, all of the term loan commitments expired under the Loan Agreement and no term loans were outstanding. The Loan Agreement provides that an additional loan of $20.0 million may be available at SVB’s discretion, subject to specified conditions.

8.
Stockholders' Equity

Lender Warrant

In connection with the Loan Agreement, the Company issued to SVB a warrant to purchase up to 171,848 shares of common stock (the Lender Warrant). The Lender Warrant became exercisable for 73,649 shares upon closing (the Initial Lender Warrant) at an exercise price of $2.55 per share. The Initial Lender Warrant was classified as equity and its fair value was recorded in the stockholders’ equity section of the balance sheet. The Lender Warrant expires on August 6, 2034.

The Lender Warrant was eligible to become exercisable for up to an additional 98,199 shares pro-rated based on amounts actually advanced for the various tranches under the Loan Agreement (the Remaining Lender Warrant). Following the expiration of the tranches under the Loan Agreement described in Note 7, Term Loan, the Remaining Lender Warrant expired as of December 31, 2025.

“At-the-Market” Equity Offering

On August 10, 2022, the Company entered into a sales agreement (the Sales Agreement) with Leerink Partners LLC to establish an “at-the-market” (ATM) offering defined in Rule 415 under the Securities Act. Pursuant to the Sales Agreement, the Company is permitted to offer and sell, from time to time, shares of its common stock having a maximum aggregate offering price of up to $75.0 million. In January 2025, the Company sold 822,566 shares of common stock under the ATM offering for net proceeds of $0.9 million, after deducting commissions and offering costs of $0.3 million. As of March 31, 2026, the Company may issue and sell up to approximately $69.8 million of common stock under the ATM offering.

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

The Company analyzed the December 2025, Series A, and Series B Warrants under ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity, and concluded that they were not liabilities, were indexed to its own stock and met all other conditions for equity classification. Accordingly, the Company has classified them as permanent equity.

As of March 31, 2026, total shares of common stock reserved for issuance, on an as-if converted basis, are as follows:

March 31, 2026
Outstanding stock options and restricted stock units	17,836,069
Outstanding Lender Warrant	73,649
Outstanding Series A and Series B Warrants	109,231,250
Outstanding December 2025 Warrants	50,000,000
Shares available for further issuance under the 2024 Inducement Equity Incentive Plan	2,686,000
Shares available for further issuance under the 2021 Equity Incentive Plan	1,513,435
Shares available for further issuance under the 2021 Employee Stock Purchase Plan	3,074,594
Total	184,414,997

9.
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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

		March 31, 2026
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$77,054	$—	$—	$77,054
Total financial assets		$77,054	$—	$—	$77,054

		December 31, 2025
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$98,424	$—	$—	$98,424
Total financial assets		$98,424	$—	$—	$98,424

Money market funds are classified as Level 1 because they are valued using quoted market prices in active markets for identical assets.

The carrying amount of the Company’s remaining financial assets and liabilities, which include cash, receivables and payables, approximate their fair values due to their short-term nature.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains a significant majority of its cash balances with a single financial institution, with the remainder held at other financial institutions. The Company’s cash balances exceed federally insured limits. The Company has not experienced any losses on its cash balances and management monitors the creditworthiness of these institutions and believes the Company is not exposed to significant credit risk related to these balances.

10.
Income Taxes

For the three months ended March 31, 2026 and 2025, the Company did not record any income tax expense or benefit. The Company has recorded a full valuation allowance against its U.S. federal and state deferred tax assets as the Company believes it is more likely than not that the benefit will not be realized.

11.
Net Loss Per Share

Basic and diluted loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. The following potentially dilutive securities were not included in the calculation of diluted net loss per share as of the periods presented because the effect would have been anti-dilutive:

	March 31,
	2026	2025
Outstanding stock options and restricted stock units	17,836,069	13,417,046
Outstanding Lender Warrant	73,649	171,848
Outstanding Series A and Series B Warrants	109,231,250	112,500,000
Outstanding December 2025 Warrants	50,000,000	—
Total	177,140,968	126,088,894

12.
Workforce Reduction

During the three months ended March 31, 2026, the Company recognized $0.2 million of additional charges related to its workforce reduction implemented in March 2025, primarily related to employee cash severance and continuing health benefits. The Company expects to incur substantially all of the remaining charges of $0.5 million by the end of the second quarter of 2026.

13.
Segment Reporting

The Company is a clinical-stage biotechnology company focused on discovering, developing and delivering curative therapies that address the underlying drivers of heart disease and has one operating and reportable segment. The Company’s chief operating decision maker (CODM) is the chief executive officer.

The statement of operations includes research and development expenses, general and administrative costs, interest income, and income taxes; the Company has not generated any product revenue. In addition to reviewing the expenses in the Company’s statement of operations, the CODM is regularly provided with operating expenses by function. The CODM does not review assets at a different asset level or category than the amounts disclosed in the Company’s balance sheet. The Company’s long-lived assets are located in the United States.

The following table provides information about the Company’s operating expenses by function and includes a reconciliation to net loss.

	Three Months Ended March 31,
	2026	2025
Revenue
Collaboration revenue	$225	$—
Operating expenses:
Research and development
Clinical	5,376	5,947
Manufacturing (pre-commercial)	3,465	5,447
Research	2,958	5,919
Other	3,044	3,763
Total research and development	14,843	21,076
General and administrative	5,447	6,462
Total operating expenses	20,290	27,538
Loss from operations	(20,065)	(27,538)
Other income, net:
Interest income	793	635
Other income, net	—	39
Total other income, net	793	674
Net loss before income tax expense	(19,272)	(26,864)
Income tax expense	—	—
Net loss	$(19,272)	$(26,864)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2025, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2026.

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

Early on in our company history, we invested in differentiated capabilities to enable modality-agnostic target identification and validation, anchored in human genetics and the use of human disease models. To support our initial focus on gene therapy candidates, we also internalized expertise in capsid engineering, novel promoter constructs and manufacturing anchored on the use of adeno-associated viruses (AAVs) as the method of delivery to the heart. That proprietary expertise has directly informed the discovery, design, optimization and production of our pipeline.

We are primarily focused on advancing our clinical-stage gene therapy candidates, TN-201 for MYBPC3-associated hypertrophic cardiomyopathy (HCM), and TN-401 for PKP2-associated arrhythmogenic right ventricular cardiomyopathy (ARVC). Each candidate is currently in Phase 1b/2 trials to establish the safety profile of two different doses in adults with disease due to pathogenic/likely pathogenic mutations. We anticipate that data generated to date and over the course of 2026 will support our pursuit of regulatory alignment on late-stage development for these gene therapy product candidates. A third internally discovered clinical-stage candidate, TN-301, is a highly specific small molecule inhibitor of histone deacetylase 6 (HDAC6) with potentially broad utility in heart failure with preserved ejection fraction (HFpEF) and other cardiac, metabolic, muscular and pulmonary diseases, including but not limited to Duchenne muscular dystrophy (DMD), genetic dilated cardiomyopathy (DCM) and pulmonary arterial hypertension (PAH).

For programs arising out of our modality agnostic drug discovery platform that address relatively rare conditions our strategy is to develop, manufacture and commercialize at least some of these programs on our own, although we may selectively consider partnerships to access technology, accelerate our progress, or improve our global reach to patients. For example, in March 2026, we entered into a multi-target research collaboration with Alnylam Pharmaceuticals, Inc. (Alnylam), to identify and validate novel gene targets for the potential treatment of cardiovascular disease. Importantly, this agreement takes advantage of our modality agnostic discovery know-how and provides reimbursement for research efforts. Where our discovery efforts lead to product candidates intended for relatively prevalent indications, our strategy is to out-license or partner such programs.

TN-201 is our investigational gene therapy for individuals with HCM due to MYBPC3 gene mutations. These mutations result in a deficiency of myosin-binding protein C (MyBP-C), which in turn can cause the heart walls of affected individuals to become significantly thickened, leading to fibrosis, abnormal heart rhythms, cardiac dysfunction, heart failure and death. HCM is a chronic, progressive condition, and those diagnosed with the disease often experience significant impairment in overall quality of life and may be at higher risk for serious complications and co-morbidities. TN-201 utilizes a recombinant AAV9 capsid and is designed to deliver a working MYBPC3 gene to specific cells of the heart in order to produce MyBP-C and thereby potentially slow or even reverse the course of MYBPC3-associated HCM following a single infusion.

MyPEAKTM-1 is our Phase 1b/2 multi-center, open-label clinical trial, designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-201. Enrollment and dosing in both the 3E13 vg/kg dose (Cohort 1) and 6E13 vg/kg dose (Cohort 2) cohorts are complete. A per protocol review by the independent data safety monitoring board (DSMB) of all available data from the first six patients dosed determined that TN-201 had an acceptable safety profile to proceed with dosing expansion cohorts at either dose level. We are enrolling additional patients in MyPEAK-1 to further characterize dose response and inform dose selection for late-stage clinical trials.

In November 2025, we presented interim data from MyPEAK-1 at the American Heart Association’s Scientific Sessions 2025, with simultaneous publication in Cardiovascular Research. Interim data presented included safety, biopsy and efficacy results for the three patients enrolled in Cohort 1 with follow-up ranging from Week 52-78, and safety and available assessments for the patients in Cohort 2 who had post-dose assessments ranging from Week 12-26 as of the July 2025 data cut-off. Patient 5 was lost to further follow-up after week 12. TN-201 was generally well tolerated across both dose cohorts and no dose-limiting toxicities were observed. Reversible, asymptomatic liver enzyme elevations (Grade 1-3) were the most common treatment-related adverse events (AEs) reported. There were two treatment-related AEs classified as serious either due to inpatient administration of steroids or extended monitoring; a Grade 2 transaminase elevation that responded to steroids and a Grade 1 elevation of complement factors that resolved without additional intervention. Adjustments to monitoring and immunosuppression during Cohort 1 resulted in faster tapers and lower cumulative corticosteroid doses in Cohort 2, despite the higher TN-201 dose.

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

All patients with greater than 26 weeks of follow-up demonstrated improvement in at least one parameter of disease, across biomarkers, hypertrophy and heart failure symptoms. Cardiac troponin I, a predictive risk factor of adverse cardiac outcomes such as ventricular arrhythmias, sudden cardiac death, and progression to end-stage heart failure, declined by as much as 74% from baseline, to normal or near-normal levels in all Cohort 1 patients. NT-proBNP, a biomarker of cardiac muscle strain, improved or remained stable in two of three Cohort 1 patients. All three patients in Cohort 1 showed evidence of significant improvement in one or more measures of hypertrophy at Week 52, with notable reductions in left ventricular posterior wall thickness (LVPWT) of between 21% and 39%. Greater LVPWT is an independent risk factor for reduced long-term survival after septal myectomy. Two out of three Cohort 1 patients saw reductions from baseline in left ventricular mass index (LVMI) of between 12% and 22% at Week 52. In the first Cohort 2 patient for whom Week 26 data were available (Patient 4), cardiac troponin I remained within the normal range and NT-proBNP remained stable. LVPWT and LVMI also remained stable at Week 26. New York Heart Association (NYHA) classification, a measure of the impact of heart failure symptoms on activities of daily living, improved in all patients by at least one class by Week 26, and all Cohort 1 patients were NYHA Class I (asymptomatic) as of the data cutoff date. Longer-term follow-up for all patients is required to further inform our understanding of TN-201’s potential as a treatment for MYBPC3-associated HCM.

We expect to present longer-term Cohort 1 and interim Cohort 2 data in the second quarter of 2026. In the second half of 2026, one-year Cohort 2 data and two-year Cohort 1 data from MyPEAK-1 are anticipated. We are also pursuing alignment with regulatory authorities on pivotal trial plans for TN-201 and plan to provide an update on progress by year end.

Despite advances in the treatment of the obstructive HCM in recent years with the approval of cardiac myosin inhibitors, there are no approved treatments for those with the non-obstructive form of disease or those diagnosed before the age of 18. Recognizing the urgent medical need among pediatric patients, we initiated MyClimb, a retrospective and prospective natural history study of pediatric patients to characterize the outcomes, burden of illness, risk factors, quality of life, and biomarkers associated with disease progression in pediatric patients. MyClimb complements existing disease registries focused primarily on adult patient HCM populations and may support and expedite the development of TN-201 in the pediatric patient population. MyClimb completed enrollment of more than 200 individuals and is believed to be the largest study of pediatric individuals with MYBPC3-associated HCM ever conducted. Initial data indicated that 93% of participants had the nonobstructive HCM phenotype, for which there are currently no approved treatment options and that genotype was a significant predictor of risk. The data also revealed that LVMI may serve as a surrogate marker for poor long-term outcomes and as an appropriate marker to evaluate the early effectiveness of TN-201’s potential in a future pivotal trial.

The FDA has granted TN-201 Fast Track, Orphan Drug and Rare Pediatric Drug Designations. TN-201 has also received orphan medicinal product designation from the European Commission (EC).

TN-401 is our AAV9-based gene therapy for the treatment of ARVC due to disease-causing variants in the PKP2 gene. ARVC, also known as arrhythmogenic cardiomyopathy or ACM, is a chronic, progressive disease characterized by frequent, severe, and potentially life-threatening ventricular arrhythmias. The disease is associated with adverse heart remodeling, fibrosis, cardiac dysfunction, significant impairment to patients’ overall quality of life, as well as an elevated risk of sudden cardiac death. PKP2 mutations are the most common genetic cause of ARVC and result in insufficient expression of a protein needed for proper functioning of the desmosomal complex that maintains physical connections and electrical signaling between heart muscle cells. TN-401 utilizes a recombinant AAV9 capsid and is designed to deliver a working PKP2 gene to specific cells of the heart in order to produce plakophilin protein and thereby potentially slow or even reverse the course of PKP2-associated ARVC following a single infusion.

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

In December 2025, we presented interim data from RIDGE-1, including safety, biopsy and arrhythmia results as of the October 2025 data cut-off for three patients enrolled in Cohort 1, with follow-up ranging from Week 20 to Week 40. TN-401 was generally well tolerated and no dose-limiting toxicities were observed. AEs were generally mild, asymptomatic and manageable and a majority of the AEs were deemed unrelated to TN-401. Among the AEs related to TN-401, there was a Grade 1 incidence of elevated troponin levels categorized as a serious AE due to inpatient monitoring. There were no incidents of thrombotic microangiopathy or cardiotoxicities observed and no arrhythmias associated with TN-401 occurred. Additionally, no Cohort 1 patients had experienced an implantable cardioverter defibrillator (ICD) shock post-treatment and all had tapered off prophylactic immunosuppressive medicines.

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

All three patients in Cohort 1 had severe electrical instability with a history of ventricular arrhythmias and had undergone a catheter ablation procedure, an elective procedure to reduce ventricular tachycardia recurrence. At baseline, each Cohort 1 patient met the enrollment criteria of greater than 500 premature ventricular contractions per 24 hours as measured over a seven-day monitoring period prior to dosing. Two of three patients experienced significant and clinically meaningful improvements in electrical instability, as measured by seven-day ambulatory monitoring of premature ventricular contractions (PVCs) following dosing. Patient 1 experienced a decrease in PVCs by 46% as of their most recent (Week 40) visit, while Patient 2 experienced a decrease in PVCs of 89% as of their most recent (Week 32) visit. Non-sustained ventricular tachycardia (NSVT) burden was eliminated or stable six months after treatment with TN-401. Patient 1 had a low NSVT count at baseline, which remained low at their most recent visit (Week 40). Patient 2 also had a substantial NSVT burden of 78 counts per 24-hour period at baseline that dropped to zero and remained stable by Week 32. Meaningful changes in PVCs or NSVTs were not expected nor observed for Patient 3 as of the data cut off, which was less than six months following treatment with TN-401. Other potential measures of clinical response including QRS duration, T wave inversions, heart function and NYHA class were in the normal range or remained stable for all three Cohort 1 patients during the post-dose follow-up period. We expect to present one-year Cohort 1 data and initial Cohort 2 data in the first half of 2026, with interim Cohort 2 results anticipated in the second half of the year. We are also pursuing alignment with regulatory authorities on pivotal trial plans for TN-401 and plan to provide an update on progress by year end.

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

To support our development efforts for TN-401, we have initiated RIDGE, a global noninterventional study to collect treatment history and seroprevalence to AAV9 antibodies data among ARVC patients who carry pathogenic or likely pathogenic PKP2 gene mutations. Interim data from RIDGE, believed to be the largest natural history study of adults with PKP2-associated ARVC, was presented at Heart Rhythm Society’s annual meeting in April 2025. Adults with PKP2-associated ARVC experience a high burden of arrhythmias despite treatments with anti-arrhythmic medications, beta blockers and the anti-arrhythmic flecainide, as well as surgical interventions such as ablation and ICD placement. Further, current treatments appeared to do little to halt or prevent progressive structural changes to the heart that occur as a result of PKP2 mutations. A large majority of adults with PKP2-associated ARVC would be eligible to participate in RIDGE-1 based on low levels of pre-existing antibodies to AAV9.

TN-401 has received Orphan Drug and Fast Track designation from the FDA and orphan medicinal product designation from the EC.

We are also advancing TN-301, a highly specific HDAC6 inhibitor that has potential utility in HFpEF and other cardiac, metabolic, muscular and pulmonary diseases. TN-301 was initially discovered and validated as having cardioprotective qualities in preclinical studies of a rapidly worsening mouse model of BAG3 mutant DCM. HDAC6 is a cytoplasmic enzyme known to regulate diverse cellular processes. Based on TN-301’s multi-modal mechanism of action, that includes reductions in inflammation, oxidative stress, fibrosis, and metabolic dysregulation, as well as improvements in autophagy, protein quality control, mitochondrial metabolism, and lipid metabolism, TN-301 may be well suited to the treatment of HFpEF, as well as other cardiac, metabolic, muscular and pulmonary disorders where there is strong alignment between TN-301’s mechanism and the pathophysiology of disease.

We shared positive data from our Phase 1 clinical trial of TN-301 in healthy participants at the 2023 Heart Failure Society of America Annual Scientific Meeting. TN-301 was generally well tolerated across the broad range of doses studied. Pharmacokinetic results showed overall dose proportionality with a half-life supportive of once-daily dosing. Increasing doses and exposures with TN-301 correlated with increased pharmacodynamic effects. There were no changes in histone acetylation with TN-301 underscoring the selectivity of TN-301 for HDAC6 and potentially reducing the risk of off target effects. Extensive in vitro and in vivo studies have also shown that TN-301 addresses diverse pathological processes with direct and systemic benefits in models of HFpEF. In comparative studies, selective HDAC6 inhibition as a single agent has been shown to have similar efficacy to empagliflozin, an SGLT2 inhibitor which is approved for the treatment of HFpEF and co-administration of our HDAC6 inhibition with a SGLT2 inhibitor in a HFpEF mouse model demonstrated additive benefit. Taken together, these data support continued development of TN-301 as a potential treatment for patients with HFpEF and other severe diseases including those outside of cardiology in which inflammation, fibrosis and metabolic dysregulation may be implicated.

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

At the Muscular Dystrophy Association Clinical & Scientific Congress 2026, we presented results from preclinical studies comparing TN-301 with the FDA-approved pan HDAC inhibitor, givinostat, in a well-established mouse model of DMD, and in human induced Pluripotent Stem Cell (iPSC)-derived cardiomyocytes from DMD patients. After five weeks of once-daily oral dosing, TN-301 showed a statistically significant increase in forelimb grip strength in mdx mice at both 3 mg/kg and 30 mg/kg compared to vehicle with both doses of TN-301 achieving wildtype levels of grip strength after five weeks. Further, TN-301 demonstrated greater efficacy at both doses compared to the 10 mg/kg dose of givinostat, which corresponds to the clinically relevant dose used in DMD patients. Notably, the effects of TN-301 at both doses approached those observed with the 30 mg/kg dose of givinostat, a level that is not tolerated in humans.

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

We plan to advance TN-301 toward clinical trials in patients in order to generate proof-of-activity data, with HFpEF and DMD being among the most promising potential indications identified to date. Consistent with our strategy, we believe that TN-301’s late-stage development and commercialization in large indications would best be led by a strategic pharmaceutical partner with global resources to explore the full potential of the molecule.

The FDA has granted both Orphan Drug and Rare Pediatric Drug Designations to TN-301 as a treatment for DMD.

In addition to our clinical-stage candidates, we have multiple early-stage programs using various therapeutic approaches, including gene addition, gene editing, gene silencing, and cellular regeneration to address other forms of rare and/or prevalent forms of heart disease. We do not have any products approve for sale and have not generated any product revenue to date.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025:

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,		$	%
(in thousands, except percentages)	2026	2025	Change	Change
Revenue
Collaboration revenue	$225	$—	$225	NM
Operating expenses:
Research and development	14,843	21,076	(6,233)	(30%)
General and administrative	5,447	6,462	(1,015)	(16%)
Total operating expenses	20,290	27,538	(7,248)	(26%)
Loss from operations	(20,065)	(27,538)	7,473	(27%)
Other income, net:
Interest income	793	635	158	25%
Other income, net	—	39	(39)	(100%)
Total other income, net	793	674	119	18%
Net loss	$(19,272)	$(26,864)	$7,592	(28%)

NM - Not Meaningful

Collaboration Revenue

Collaboration revenue for the three months ended March 31, 2026 was $0.2 million, compared to none in the prior year period. The increase was primarily driven by the amortization of upfront fees associated with collaboration arrangements entered into during the first quarter of 2026.

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

We expense all research and development costs in the periods in which they are incurred. Costs of certain research and development activities are recognized based on estimates derived from a number of factors, including an evaluation of the progress of the activities, as well as input from external service providers.

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

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended March 31,		$	%
(in thousands, except percentages)	2026	2025	Change	Change
Clinical	$5,376	$5,947	$(571)	(10%)
Research	2,958	5,919	(2,961)	(50%)
Manufacturing (pre-commercial)	3,465	5,447	(1,982)	(36%)
Other	3,044	3,763	(719)	(19%)
Total research and development expenses	$14,843	$21,076	$(6,233)	(30%)

Research and development expenses were $14.8 million and $21.1 million for the three months ended March 31, 2026 and 2025, respectively. The year-over-year decrease of $6.2 million, or 30%, was primarily due to:

•
a $3.0 million decrease in research expenses, reflecting lower employee-related costs driven by the workforce reduction implemented in March 2025 (the 2025 Workforce Reduction) and reduced lab supply and service costs; and
•
a decrease of $2.0 million in manufacturing costs reflecting lower employee-related costs driven by the 2025 Workforce Reduction and lower facility maintenance fees and depreciation expense.

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

General and administrative expenses were $5.4 million and $6.5 million for the three months ended March 31, 2026 and 2025, respectively. The year-over-year decrease of $1.0 million, or 16%, was primarily due to decreases in employee-related costs driven by the 2025 Workforce Reduction and lower professional fees.

Interest Income

Interest income primarily consists of interest earned on our cash and cash equivalents balances. In prior period, interest income also included amounts earned on marketable securities. Interest income was $0.8 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively. The year-over-year increase of $0.2 million was primarily due to average higher cash and cash equivalents balances.

Net Loss

Net loss for the three months ended March 31, 2026, was $19.3 million, compared to a net loss of $26.9 million for the three months ended March 31, 2025.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated limited collaboration revenue and no product revenue, and we have incurred significant net losses and negative cash flows from operations. From our inception through March 31, 2026, we have funded our operations primarily from the sale and issuance of our equity securities. As of March 31, 2026, we had cash and cash equivalents of $80.9 million and an accumulated deficit of $624.3 million.

CIRM Grant

In February 2025, we announced we were awarded an $8.0 million grant from the CIRM to support RIDGE-1. The award is payable to us upon achievement of certain clinical milestones. We expect this grant to provide funding for a portion of our research and development activities, subject to the achievement of applicable milestones and compliance with the grant terms.

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

Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs through at least the next twelve months following the date of this Quarterly Report on Form 10-Q.

In order to complete the development of our product candidates and commercialize our product candidates, if approved, we will require substantial additional funding. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our operations through public or private equity offerings, debt financings or other capital sources, which may include strategic collaborations or other arrangements with third parties, or other sources of financing. We may not be able to raise additional capital on terms acceptable to us or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our common stock, make certain investments or engage in merger, consolidation, licensing or asset sale transactions. If we raise funds through strategic collaborations, partnerships and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If we are unable to raise additional capital on acceptable terms when needed, our business, results of operations, and financial condition would be adversely affected.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net cash provided by (used in):
Operating activities	$(19,234)	$(23,112)
Investing activities	(11)	22,302
Financing activities	(415)	50,259
Net change in cash, cash equivalents and restricted cash	$(19,660)	$49,449

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $19.2 million, which consisted primarily of a net loss of $19.3 million and a net change in operating assets and liabilities of $4.6 million, partially offset by $4.6 million in non-cash charges. The change in net operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses and other current liabilities of $4.1 million. Cash flows from operations are generally impacted by the timing of payments to vendors and vendor payment terms. The non-cash charges primarily consisted of stock-based compensation of $2.2 million and depreciation and amortization of $1.8 million.

Net cash used in operating activities for the three months ended March 31, 2025 was $23.1 million, which consisted primarily of a net loss of $26.9 million and a net change in operating assets and liabilities of $3.4 million, partially offset by $6.9 million in non-cash charges. The change in net operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses and other current liabilities of $2.3 million and a decrease in operating lease liabilities of $0.7 million, an increase in prepaid expenses and other current assets of $0.5 million. Cash flows from operations are generally impacted by the timing of payments to vendors and vendor payment terms. The non-cash charges primarily consisted of stock-based compensation of $3.7 million and depreciation and amortization of $2.7 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 was immaterial and consisted of purchases of property and equipment.

Net cash provided by investing activities for the three months ended March 31, 2025 was $22.2 million, which consisted primarily of proceeds from maturities of marketable securities of $11.7 million and sales of marketable securities of $11.0 million.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026 was approximately $0.4 million, which consisted of payments of accrued offering costs.

Net cash provided by financing activities for the three months ended March 31, 2025 was $50.3 million, which primarily consisted of net proceeds from our March 2025 follow-on offering of $49.3 million.

Contractual Obligations and Other Commitments

There have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2026.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our unaudited interim condensed financial statements for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition or results of operations.

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

If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934 and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception, have not generated any product revenue to date and have financed our operations principally through issuances of our stock. As of March 31, 2026, we had an accumulated deficit of $624.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs, manufacturing activities and from general and administrative costs associated with our operations. Our product candidates will require substantial additional development time and resources before we will be able to apply for regulatory approvals and, if approved, begin generating revenue from product sales. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of March 31, 2026, we had $80.9 million in cash and cash equivalents. We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our preclinical development programs, platforms, manufacturing activities, ongoing or planned clinical trials or future commercialization efforts.

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

Even if we eventually complete clinical testing and receive approval for our product candidates, the FDA, EMA and other comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested or may impose other prescribing limitations or warnings that limit the product’s commercial potential. Furthermore, any regulatory approval to market a drug may be subject to significant limitations on the approved uses or indications for which we may market, promote and advertise the drug or the labeling or other restrictions. The regulatory authorities may require precautions or contra-indications with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, the FDA has the authority to require a Risk Evaluation and Mitigation Strategy plan as part of approving an NDA or biologics license application, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. These requirements or restrictions might include limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and materially harm our business, financial condition, results of operations and prospects, and may significantly limit the size of the market for the drug and affect reimbursement by third-party payors.

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

The continued listing standards of the Nasdaq Global Select Market require, among other things, that the minimum price of a listed company’s stock be at or above $1.00. On January 28, 2026, we received a letter from the Staff of Nasdaq indicating that, based upon the closing bid price of shares of our common stock for the 30 consecutive business day period between December 12, 2025, through January 27, 2026, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq’s listing rules, we have been afforded 180 calendar days to regain compliance with the bid price requirement. In order to regain compliance, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days within the 180-day grace period. In the event we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance (the Second Compliance Period) pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(i) by transferring to the Nasdaq Capital Market. To qualify for the Second Compliance Period, we would need to submit a transfer application and pay an application fee. In addition, we would be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the Second Compliance Period, by effecting a reverse stock split, if necessary. There can be no assurance that we will be eligible for the Second Compliance Period, if applicable, or that the Staff would grant our request for continued listing subsequent to any delisting notification and there can be no assurance that we will be able to regain or maintain compliance with the minimum bid price requirement or any other Nasdaq listing standards, if applicable.

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

As of March 31, 2026, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 23% of our common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger or other major corporate transactions. This concentration of ownership may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as a stockholder, entrench our management and board of directors or delay or prevent a merger, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders and might affect the prevailing market price for our common stock.

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

(b)
Use of Proceeds from Public Offering of Common Stock

None.

(c)
Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Composite Amended and Restated Certificate of Incorporation of Tenaya Therapeutics, Inc., as amended	10-Q	001-40656	3.1	8-9-2023

3.2	Amended and Restated Bylaws of Tenaya Therapeutics, Inc.	8-K	001-40656	3.1	3-21-2023

10.1	2024 Inducement Equity Incentive Plan, as amended and forms of agreements thereunder	8-K	001-40656	10.1	1-30-2026

10.2*#	Collaboration Agreement by and between Alnylam Pharmaceuticals, Inc. and Tenaya Therapeutics, Inc.

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

* Filed herewith.

# Portions of this exhibit (indicated by asterisks) have been omitted as the registrant has determined that the omitted information is (1) immaterial and (2) the type the registrant treats as private or confidential.

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

Tenaya Therapeutics, Inc.

Date: May 6, 2026	By:	/s/ Faraz Ali, M.B.A.
Faraz Ali, M.B.A.
Chief Executive Officer and Director (Principal Executive Officer and Interim Principal Financial Officer)