Form 10-Q
period 2026-06-30
Tenaya Therapeutics, Inc.
filed 2026-08-05
CIK 1858848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 001-40656

TENAYA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-3789973
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
171 Oyster Point Boulevard, Suite 500 South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

(650) 825-6990

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TNYA	Nasdaq Capital Market

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

As of July 30, 2026, the registrant had 224,230,012 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the timing, scope and likelihood of regulatory filings, approvals, and alignment, including timing of investigational new drugs (INDs), clinical trial applications (CTAs), U.S. Food and Drug Administration (FDA) approvals, engagement with regulators, and final regulatory approval of our current product candidates and any other future product candidates;
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
•
the impact of tariffs, trade restrictions, and other trade policy changes on our costs and supply chain;
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
•
our ability to regain or maintain compliance with Nasdaq's continued listing requirements;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TENAYA THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$78,085	$100,547
Accounts receivable	371	—
Prepaid expenses and other current assets	7,552	5,039
Total current assets	86,008	105,586
Property and equipment, net	2,494	27,672
Operating lease right-of-use assets	2,966	9,417
Other noncurrent assets	2,072	4,246
Total assets	$93,540	$146,921
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,902	$3,581
Accrued and other current liabilities	7,514	8,835
Contract liabilities, current	5,726	—
Operating lease liabilities, current	2,879	3,020
Total current liabilities	19,021	15,436
Contract liabilities, noncurrent	3,937	—
Operating lease liabilities, noncurrent	1,070	7,810
Other noncurrent liabilities	103	410
Total liabilities	24,131	23,656
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 224,230,012 and 216,760,283 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	22	21
Additional paid-in capital	737,060	728,252
Accumulated deficit	(667,673)	(605,008)
Total stockholders’ equity	69,409	123,265
Total liabilities and stockholders’ equity	$93,540	$146,921

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Collaboration revenue	$1,110	$—	$1,335	$—
Operating expenses:
Research and development	16,603	17,370	31,447	38,446
General and administrative	5,406	6,712	10,853	13,174
Impairment loss	21,821	—	21,821	—
Loss on lease termination, net	1,368	—	1,368	—
Total operating expenses	45,198	24,082	65,489	51,620
Loss from operations	(44,088)	(24,082)	(64,154)	(51,620)
Other income, net:
Interest income	697	815	1,491	1,449
Other (loss) income, net	(2)	(16)	(2)	24
Total other income, net	695	799	1,489	1,473
Net loss before income tax expense	(43,393)	(23,283)	(62,665)	(50,147)
Income tax expense	—	—	—	—
Net loss	(43,393)	(23,283)	(62,665)	(50,147)
Other comprehensive loss
Net unrealized gain (loss) on marketable securities	—	9	—	(29)
Comprehensive loss	$(43,393)	$(23,274)	$(62,665)	$(50,176)
Net loss per share, basic and diluted	$(0.20)	$(0.14)	$(0.29)	$(0.37)
Weighted-average shares used in computing net loss per share, basic and diluted	217,574,637	162,791,579	217,230,811	136,476,623

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2026	216,760,283	$21	$728,252	$—	$(605,008)	$123,265
Issuance of common stock upon vesting of restricted stock units	238,593	—	—	—	—	—
Stock-based compensation	—	—	2,196	—	—	2,196
Other comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	—	(19,272)	(19,272)
Balance as of March 31, 2026	216,998,876	$21	$730,448	$—	$(624,280)	$106,189
Issuance of common stock pursuant to employee stock purchase plan	74,780	—	43	—	—	43
Issuance of common stock upon exercise of warrants	6,955,000	1	4,868	—	—	4,869
Issuance of common stock upon vesting of restricted stock units	201,356	—	—	—	—	—
Stock-based compensation	—	—	1,701	—	—	1,701
Other comprehensive income	—	—	—	—	—	—
Net loss	—	—	—	—	(43,393)	(43,393)
Balance as of June 30, 2026	224,230,012	$22	$737,060	$—	$(667,673)	$69,409

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2025	86,542,340	$8	$607,229	$28	$(514,411)	$92,854
Issuance of common stock and warrants in follow-on offering, net of issuance costs of $3,699	75,000,000	8	48,793	—	—	48,801
Issuance of common stock upon vesting of restricted stock units	295,191	—	—	—	—	—
Issuance of common stock in connection with at-the market sales, net of issuance costs of $280	822,566	—	912	—	—	912
Stock-based compensation	—	—	3,731	—	—	3,731
Other comprehensive loss	—	—	—	(38)	—	(38)
Net loss	—	—	—		(26,864)	(26,864)
Balance as of March 31, 2025	162,660,097	$16	$660,665	$(10)	$(541,275)	$119,396
Issuance of common stock pursuant to employee stock purchase plan	119,998	—	70	—	—	70
Issuance of common stock upon vesting of restricted stock units	196,007	—	—	—	—	—
Stock-based compensation	—	—	3,636	—	—	3,636
Other comprehensive income	—	—	—	9	—	9
Net loss	—	—	—	—	(23,283)	(23,283)
Balance as of June 30, 2025	162,976,102	$16	$664,371	$(1)	$(564,558)	$99,828

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(62,665)	$(50,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,461	4,745
Amortization (accretion) of premium (discount) on marketable securities	—	300
Stock-based compensation	3,897	7,367
Non-cash operating lease expense	1,324	1,208
Impairment loss	21,821	—
Other	1,148	230
Changes in operating assets and liabilities:
Accounts receivable	(371)	—
Prepaid expenses and other current assets	1,490	1,488
Other noncurrent assets	424	508
Accounts payable	(472)	(1,514)
Accrued and other current liabilities	(1,053)	(1,512)
Contract liabilities	9,663	—
Operating lease liabilities	(1,453)	(1,398)
Net cash used in operating activities	(22,786)	(38,725)
Cash flows from investing activities:
Purchases of property and equipment	(170)	(525)
Proceeds from sales of marketable securities	—	10,958
Proceeds from maturities of marketable securities	—	36,857
Net cash (used) provided by investing activities	(170)	47,290
Cash flows from financing activities:
Proceeds from issuance of common stock, pre-funded warrants, and warrants in follow-on offering, net of issuance costs	—	48,801
Proceeds from exercise of stock options and employee stock purchase plan	43	70
Proceeds from exercise of warrants	866	—
Proceeds from at-the-market sales, net of issuance costs	—	912
Payment of accrued offering costs	(415)	—
Net cash provided by financing activities	494	49,783
Net change in cash, cash equivalents and restricted cash	(22,462)	58,348
Cash and cash equivalents and restricted cash at beginning of period	100,966	4,742
Cash and cash equivalents and restricted cash at end of period	$78,504	$63,090
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$78,085	$62,671
Restricted cash included in other noncurrent assets	419	419
Cash, cash equivalents and restricted cash	$78,504	$63,090
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued and other current liabilities	$—	$7
Warrant exercise proceeds received by the Company's warrant agent but not yet remitted to the Company	$4,003	$—

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

Liquidity

The Company has incurred net losses since inception and expects such losses to continue in the future as it conducts research and development activities. As of June 30, 2026, the Company had an accumulated deficit of $667.7 million. The Company incurred a net loss of $62.7 million and $50.1 million during the six months ended June 30, 2026 and 2025, respectively. The Company had $78.1 million of cash and cash equivalents as of June 30, 2026.

Management recognizes the need to raise additional capital to fully implement its business plan. The Company may seek to raise capital through equity financings, debt financings, license agreements, collaborative agreements or other sources of financing. Management believes that its existing cash and cash equivalents as of June 30, 2026, will be sufficient to fund the Company’s operations for at least the next twelve months following the date these financial statements are filed with the Securities and Exchange Commission (SEC).

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

The interim condensed balance sheet as of June 30, 2026, the interim condensed statements of operations and comprehensive loss, stockholders’ equity and cash flows for the six months ended June 30, 2026 and 2025 are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and reflect all adjustments that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The condensed results of operations for the six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed balance sheet as of December 31, 2025, included herein was derived from the audited financial statements as of that date. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 11, 2026.

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

Significant Accounting Policies

There have been no material revisions to the Company’s significant accounting policies described in Note 2, Summary of Significant Accounting Policies, to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, except for the accounts receivable, revenue recognition and contract liability policies related to the collaboration agreements entered into during the six months ended June 30, 2026, as described below.

Accounts Receivable

The Company's accounts receivable relates to licensing and collaboration arrangements. These accounts receivable are short-term in nature. The Company estimates expected credit losses over the life of the financial assets as of the reporting date based on relevant information about past events, current conditions, and reasonable and supportable forecasts. For the six months ended June 30, 2026 and 2025, the Company had no allowance for credit losses.

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

Under the agreement, both parties nominated and aligned on a set of collaboration targets to move forward into the collaboration. Following such alignment, the parties will conduct in vitro and in vivo validation activities under a mutually agreed research plan and budget for a period of twenty-four (24) months (which may be extended for completion of the work). The Company expects to take primary responsibility for the performance of all in vitro and in vivo validation activities throughout the validation term; Alnylam will reimburse the Company for full-time employees and out-of-pocket costs and expenses incurred by the Company in accordance with the agreed-upon research budget. After completion of the validation activities, Alnylam will be solely responsible, at its own expense, for all development, manufacture, regulatory and commercialization activities for any products directed to a collaboration target. The Company was also entitled to a non-refundable upfront platform access fee of up to $10.0 million. The upfront platform access fee was initially subject to variability based on the number of collaboration targets selected and became fixed at $10.0 million upon finalization of the collaboration target list. Reimbursement of research costs represents variable consideration and is excluded from the transaction price at contract inception as such amounts are fully constrained. These amounts are recognized as revenue as the related costs are incurred.

The Company concluded that the license and research activities represent a single performance obligation that is satisfied over time. Revenue is recognized using a cost-to-cost input method, which measures progress based on costs incurred relative to total estimated costs under the research plan. For the three and six months ended June 30, 2026, the Company recognized collaboration revenue of $0.8 million and $0.9 million, respectively, related to the upfront platform access fee and reimbursable research costs incurred during the respective periods.

The Company may also receive future milestone payments of up to an aggregate of $1.1 billion under the agreement. Development and regulatory milestones will be recognized when the underlying milestone event is achieved and it becomes probable that a significant reversal of cumulative revenue recognized will not occur. Sales-based milestones will be recognized when the related sales occur. As of June 30, 2026, the Company is unable to predict or reasonably estimate the amount or timing of such milestone payments.

As of June 30, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligation under the collaboration agreement was approximately $9.5 million, which the Company expects to recognize over the remaining validation term of approximately 21 months. The transaction price allocated to the remaining performance obligation does not include variable consideration related to reimbursable research costs as they are contingent on actual qualifying costs incurred. Milestone payments were considered variable consideration and were also not included in the transaction price as they are fully constrained. The Company will reassess the transaction price at each reporting period as uncertainties are resolved.

The following table summarizes activity in the Company’s total contract liabilities for the three and six months ended June 30, 2026. Additions to contract liabilities include $0.6 million of upfront payments from an additional immaterial collaboration arrangement.

Contract Liabilities
(In thousands)
Balance as of December 31, 2025	$—
Addition	10,600
Less: revenue recognized from contract liabilities	(198)
Balance as of March 31, 2026	$10,402
Less: revenue recognized from contract liabilities	(739)
Balance as of June 30, 2026	$9,663

4.
Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2026	2025
	(In thousands)
Laboratory equipment	$17,334	$19,014
Leasehold improvements	7,787	26,244
Computer equipment and software	1,793	1,893
Furniture and fixtures	560	902
Manufacturing equipment	—	19,485
Construction in progress	—	67
Total property and equipment	$27,474	$67,605
Less: accumulated depreciation and amortization	(24,980)	(39,933)
Total property and equipment, net	$2,494	$27,672

Depreciation and amortization expense for the three months ended June 30, 2026 and 2025 was $1.7 million and $2.1 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2026 and 2025 was $3.5 million and $4.7 million, respectively.

In connection with the early termination of the Union City lease for the Company's Genetic Medicine Manufacturing Center (the GMMC Facility) (see Note 5, Commitments and Contingencies), the Company recorded an impairment loss of $21.8 million during the three and six months ended June 30, 2026. The impairment loss primarily reflects the write-down to zero of leasehold improvements and certain manufacturing and laboratory equipment that, pursuant to the lease termination agreement, are required to remain at the GMMC Facility and be surrendered to the landlord without consideration. Certain other equipment will be removed from the GMMC Facility and retained for continued use or repurposing and will continue to be depreciated over its remaining useful life. The impairment charge is presented as impairment loss in the accompanying condensed statements of operations and comprehensive loss.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	June 30,	December 31,
	2026	2025
	(In thousands)
Accrued compensation and related expenses	$3,882	$6,013
Accrued research and development expenses	2,537	1,651
Accrued taxes	529	277
Accrued professional services	242	718
Other current liabilities	324	176
Total accrued and other current liabilities	$7,514	$8,835

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2026	2025
	(In thousands)
Prepaid expenses	$3,485	$4,014
Other current assets	4,067	1,025
Total prepaid expenses and other current assets	$7,552	$5,039

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

In February 2021, the Company entered into a lease agreement for office and manufacturing space in Union City, California. The lease commenced in May 2021 and has a ten-year term with one five-year renewal option. On June 29, 2026, the Company entered into a lease termination agreement with the landlord. Pursuant to the agreement, the lease will terminate on August 31, 2026, instead of its original expiration in July 2031. The Company is not required to remove tenant improvements or restore the premises and may surrender the facility in its existing condition. As consideration for the lease termination, the Company agreed to forfeit its $1.8 million security deposit and pay a one-time lease termination fee of $0.3 million. The Company accounted for the termination agreement as a lease modification under ASC 842 and remeasured the related operating lease liability and right-of-use asset as of June 30, 2026. As a result of the lease modification, the Company recognized a net loss on lease termination of $1.4 million during the three and six months ended June 30, 2026, consisting of the security deposit forfeiture and a brokerage commission incurred in connection with the lease termination, partially offset by the gains recognized upon remeasurement of the operating lease liability and right-of-use asset and the derecognition of the asset retirement obligation liability.

Information related to operating lease activity during the three and six months ended June 30, 2026 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Operating lease cost	$889	$889	$1,778	$1,778
Variable lease cost	296	265	685	633
Total lease cost	$1,185	$1,154	$2,463	$2,411

Cash paid for amounts included in the measurement of lease liabilities			$1,907	$1,967

As of June 30, 2026, the Company’s operating leases had a weighted average remaining lease term of 1.3 years and a weighted average discount rate of 8.1%. As of December 31, 2025, the Company’s operating leases had a weighted average remaining lease term of 4.1 years and a weighted average discount rate of 9.1%. Future minimum lease payments under the Company’s operating leases as of June 30, 2026 were as follows:

Amount
(In thousands)
2026 (six months remaining)	$1,784
2027	2,347
2028	—
2029	—
2030	—
Thereafter	—
Total undiscounted future minimum lease payments	$4,131
Imputed interest	(182)
Total operating lease liabilities	$3,949

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

Contingencies

From time to time, the Company may become involved in litigation and other legal actions. The Company estimates the range of liability related to any pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. The Company was not involved in any material litigation as of June 30, 2026.

Indemnification

In the normal course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amounts of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with its directors and certain officers that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of June 30, 2026, the Company did not have any material indemnification claims that were probable or reasonably possible and, consequently, has not recorded any related liabilities.

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

Total shares reserved and available for grant under the Inducement Plan as of June 30, 2026, was 2,686,000.

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

The repricing resulted in a total incremental stock-based compensation expense of $1.3 million, which was calculated using the Black-Scholes option pricing model, of which $1.0 million is associated with vested repriced options as of the Retention Date and were recognized on a straight-line basis over the Retention Period. The remaining $0.3 million of the incremental stock-based compensation expense is associated with unvested repriced options beyond the Retention Period and will be recognized on a straight-line basis over the remaining original vesting periods. For the six months ended June 30, 2026 and 2025, the Company recognized an immaterial amount and $0.9 million, respectively, of incremental stock-based compensation expense.

2021 Equity Incentive Plan

Under the Company’s 2021 Equity Incentive Plan (the 2021 Plan), 4,000,000 shares of the Company’s common stock were initially reserved for issuance of equity awards to employees, directors, and consultants, under terms and provisions established by the Board. Prior to May 27, 2026, the number of shares of common stock available for issuance under the 2021 Plan automatically increases on the first day of January for a period of ten years, commencing on January 1, 2022, in an amount equal to the lesser of: 4,000,000 shares; 4% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding year; or such other amount as the board of directors may determine.

On May 27, 2026, the Company’s stockholders approved the Amended and Restated 2021 Equity Incentive Plan (the Restated 2021 Plan). The Restated 2021 Plan increased the number of shares of the Company’s common stock reserved for issuance by 6,509,966 shares. In addition, beginning on January 1, 2027, the annual automatic increase provision was amended such that the number of shares available for issuance under the Restated 2021 Plan will increase on the first day of each fiscal year through 2031 in an amount equal to 4% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding year, or such lesser amount as the Board or the Compensation Committee may determine, without the previous annual cap of 4,000,000 shares. The Restated 2021 Plan also provides that no more than 15,000,000 shares may be issued pursuant to incentive stock options.

The total number of shares reserved and available for grant under the Restated 2021 Plan as of June 30, 2026 was 7,548,238.

Stock Option Activity

The following table summarizes stock option activity:

	Shares	Weighted Average Exercise Price
		(in dollars)
Outstanding as of December 31, 2025	12,050,796	$1.90
Granted	4,322,073	$0.89
Exercised	—	$—
Cancelled	(472,717)	$1.90
Outstanding as of June 30, 2026	15,900,152	$1.66

Stock option awards granted to employees generally vest over a four-year period. The contractual term of stock option awards is generally 10 years from the grant date.

Stock Option Valuation

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected term (in years)	5.5	5.5 – 6.1	5.5 – 6.0	5.5 – 6.1
Expected volatility	83%	87% – 90%	83% – 85%	87% – 91%
Risk-free interest rate	4.2%	4.1% – 4.2%	3.9% – 4.2%	4.1% – 4.5%
Expected dividend yield	—%	—%	—%	—%

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

	Shares	Weighted Average Grant Date Fair Value per Share
		(in dollars)
Unvested as of December 31, 2025	1,536,234	$2.39
Granted	1,237,092	$0.91
Vested	(439,949)	$2.53
Forfeited	(123,653)	$2.03
Unvested as of June 30, 2026	2,209,724	$1.56

2021 Employee Stock Purchase Plan

Under the Company's 2021 Employee Stock Purchase Plan (the ESPP), the Company initially reserved 800,000 shares for future issuance. The number of shares of common stock available for issuance under the ESPP automatically increases on the first day of each fiscal year for a period of ten years beginning with 2022 in an amount equal to the lesser of: 800,000 shares; 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding year; or such other amount as the Board may determine. As of June 30, 2026, 2,999,814 shares were reserved for future issuance under the ESPP. Under the Company’s ESPP, employees are generally eligible to participate and can purchase shares on each purchase date established semi-annually through payroll deductions at the lower of 85% of the fair market value of the Company’s stock at the commencement of the offering period or each purchase date of the offering period. Each offering period spans six months. The ESPP permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation, up to an annual limit of $25,000 per the Internal Revenue Service. For the six months ended June 30, 2026 and 2025, the stock-based compensation expense for ESPP was not material.

Stock-Based Compensation

The following table summarizes stock-based compensation recognized in the Company’s condensed statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$884	$1,873	$2,085	$3,920
General and administrative	817	1,762	1,812	3,447
Total stock-based compensation	$1,701	$3,635	$3,897	$7,367

7.
Term Loan

Loan Agreement

On August 6, 2024, the Company entered into the Loan Agreement with Silicon Valley Bank (SVB), which was subsequently amended on July 14, 2026. As of December 31, 2025, all of the term loan commitments expired under the Loan Agreement and no term loans were outstanding. The Loan Agreement provides that an additional loan of $20.0 million may be available at SVB’s discretion, subject to specified conditions.

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

“At-the-Market” Equity Offering

On August 10, 2022, the Company entered into a sales agreement (the Sales Agreement) with Leerink Partners LLC to establish an “at-the-market” (ATM) offering defined in Rule 415 under the Securities Act. Pursuant to the Sales Agreement, the Company is permitted to offer and sell, from time to time, shares of its common stock having a maximum aggregate offering price of up to $75.0 million. In January 2025, the Company sold 822,566 shares of common stock under the ATM offering for net proceeds of $0.9 million, after deducting commissions and offering costs of $0.3 million. As of June 30, 2026, the Company may issue and sell up to approximately $69.8 million of common stock under the ATM offering.

Follow-On Offering

On December 15, 2025, the Company completed an underwritten public offering of 50,000,000 units, priced at a public offering price of $1.20 per unit, with each unit consisting of one share of its common stock and a warrant to purchase one share of its common stock at an exercise price of $1.50 per share, which were immediately exercisable and expire five years from the date of issuance (December 2025 Warrants), under its registration statement on Form S-3 (File No. 333-286005). The Company received net proceeds of $55.8 million, after deducting underwriting discounts and commissions of $3.6 million and other offering expenses of $0.6 million.

On March 5, 2025, the Company completed an underwritten public offering of 75,000,000 units, priced at a public offering price of $0.70 per unit, with each unit consisting of one share of its common stock, a warrant to purchase one share of its common stock at an exercise price of $0.80 per share, which were immediately exercisable and expire five years from the date of issuance (a Series A Warrant) and a warrant to purchase one-half of a share of its common stock at an exercise price of $0.70 per share, which were immediately exercisable and expired on June 30, 2026 (a Series B Warrant), under its registration statement on Form S-3 (File No. 333-266741). The Company received net proceeds of approximately $48.8 million, after deducting underwriting discounts and commissions of approximately $3.2 million and other offering expenses of approximately $0.5 million. During the three and six months ended June 30, 2026, certain holders exercised Series B Warrants to purchase 6,955,000 shares of common stock for an aggregate exercise price of $4.9 million prior to the warrants’ expiration. As of June 30, 2026, Series B Warrants to purchase 10,211,250 shares of our common stock have been exercised, and the remaining Series B Warrants to purchase 27,288,750 shares of our common stock expired on June 30, 2026.

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

As of June 30, 2026, total shares of common stock reserved for issuance, on an as-if converted basis, are as follows:

June 30, 2026
Outstanding stock options and restricted stock units	18,109,876
Outstanding Lender Warrant	73,649
Outstanding Series A Warrants	74,987,500
Outstanding December 2025 Warrants	50,000,000
Shares available for further issuance under the 2024 Inducement Equity Incentive Plan	2,686,000
Shares available for further issuance under the 2021 Equity Incentive Plan	7,548,238
Shares available for further issuance under the 2021 Employee Stock Purchase Plan	2,999,814
Total	156,405,077

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

		June 30, 2026
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$73,345	$—	$—	$73,345
Total financial assets		$73,345	$—	$—	$73,345

		December 31, 2025
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$98,424	$—	$—	$98,424
Total financial assets		$98,424	$—	$—	$98,424

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

10.
Income Taxes

For the three and six months ended June 30, 2026 and 2025, the Company did not record any income tax expense or benefit. The Company has recorded a full valuation allowance against its U.S. federal and state deferred tax assets as the Company believes it is more likely than not that the benefit will not be realized.

11.
Net Loss Per Share

Basic and diluted loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. The following potentially dilutive securities were not included in the calculation of diluted net loss per share as of the periods presented because the effect would have been anti-dilutive:

	June 30,
	2026	2025
Outstanding stock options and restricted stock units	18,109,876	14,251,842
Outstanding Lender Warrant	73,649	122,749
Outstanding Series A and Series B Warrants	74,987,500	112,500,000
Outstanding December 2025 Warrants	50,000,000	—
Total	143,171,025	126,874,591

12.
Workforce Reduction

During the three and six months ended June 30, 2026, the Company recognized $0.3 million and $0.5 million, respectively, of charges related to the workforce reduction implemented in March 2025, primarily consisting of employee cash severance and continuing health insurance benefits. As of June 30, 2026, the Company had incurred substantially all charges associated with the workforce reduction and does not expect to incur material additional charges.

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

The following table provides information about the Company’s operating expenses by function and includes a reconciliation to net loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Collaboration revenue	$1,110	$—	$1,335	$—
Operating expenses:
Research and development
Clinical	5,202	5,397	10,578	11,345
Manufacturing (pre-commercial)	3,852	4,077	7,317	9,524
Research	3,820	4,182	6,778	10,102
Other	3,729	3,714	6,774	7,475
Total research and development	$16,603	$17,370	$31,447	$38,446
General and administrative	5,406	6,712	10,853	13,174
Impairment loss	21,821	—	21,821	—
Loss on lease termination, net	1,368	—	1,368	—
Total operating expenses	45,198	24,082	65,489	51,620
Loss from operations	(44,088)	(24,082)	(64,154)	(51,620)
Other income, net:
Interest income	697	815	1,491	1,449
Other (loss) income, net	(2)	(16)	(2)	24
Total other income, net	695	799	1,489	1,473
Net loss before income tax expense	(43,393)	(23,283)	(62,665)	(50,147)
Income tax expense	—	—	—	—
Net loss	$(43,393)	$(23,283)	$(62,665)	$(50,147)

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

We were founded with a long-term goal of building a fully integrated biopharmaceutical company focused on discovering, developing and ultimately commercializing first-/best-in-class precision medicines for heart disease. Early on in our company history, we invested in differentiated capabilities to enable modality-agnostic target identification and validation, anchored in human genetics and the use of human disease models. These highly productive platform drug discovery capabilities directly contributed to the development of our three clinical-stage programs, as well as to several earlier-stage pipeline programs.

Today, we are focused on advancing our clinical-stage gene therapy candidates, TN-201 for MYBPC3-associated hypertrophic cardiomyopathy (HCM), and TN-401 for PKP2-associated arrhythmogenic right ventricular cardiomyopathy (ARVC). Each candidate is currently in Phase 1b/2 trials to establish the safety profile of two different doses in adults with disease due to pathogenic/likely pathogenic mutations. We have presented promising interim results for both product candidates and are engaging with regulators to discuss pivotal trial plans. We plan to share additional follow-up data in the fourth quarter of 2026 and to provide an update on our interactions with regulators. We are also advancing a third internally discovered clinical-stage candidate, TN-301, a highly specific small molecule inhibitor of histone deacetylase 6 (HDAC6) with potentially broad utility in heart failure with preserved ejection fraction (HFpEF) and other cardiac, metabolic, muscular and pulmonary diseases, including but not limited to Duchenne muscular dystrophy (DMD), genetic dilated cardiomyopathy (DCM) and pulmonary arterial hypertension (PAH).

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

MyPEAKTM-1 is our Phase 1b/2 multi-center, open-label clinical trial, designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-201. We have completed enrollment in MyPEAK-1 necessary to characterize dose response and inform dose selection for late-stage clinical trials, including three patients at the 3E13 vg/kg dose (Cohort 1), three at the 6E13 vg/kg dose (Cohort 2) and additional patients in the 6E13 vg/kg dose expansion cohort. Other than Patient 5, all patients have completed every scheduled visit and remain in the trial.

In June 2026, we presented new interim safety and efficacy data from MyPEAK-1 as of a May 2026 data cut off. Data shared included 78-104 weeks of follow-up for the three Cohort 1 patients and 26-52 weeks of follow-up for four patients dosed with TN-201 at 6E13 vg/kg. Among the latest findings reported, six patients evaluable for efficacy endpoints demonstrated improvements in multiple clinical parameters of disease including echocardiographic (ECG) measures of hypertrophy, and one or more measures of symptom burden. Cardiac troponin, a known risk factor for cardiac-related morbidities or mortality, improved or remained stable in five of six patients and NT-pro BNP, a measure of heart muscle strain, improved in three patients. ECG measures of left ventricular structure showed decreases in multiple measures of left ventricular hypertrophy, a defining characteristic of HCM. All six evaluable patients achieved reductions in left ventricular mass index (LVMI) and five of six demonstrated reductions in one or more measures of wall thickness. Decreases in LVMI were durable through two years for the first two Cohort 1 patients and decreases among Cohort 2 patients were observed at an earlier timepoint post-dose compared to Cohort 1 patients.

Among all six patients, treatment with TN-201 resulted in a lessening of symptom burden as assessed by either New York Heart Association (NYHA) classification, a physician assessment of the impact of heart failure symptoms on activities of daily living, and/or the Kansas City Cardiomyopathy Questionnaire (KCCQ), a validated tool for measuring health status, symptom burden and quality of life among HCM patients. All patients were symptomatic at baseline (NYHA class II-III) and five of six improved by at least one class following treatment with TN-201. All five were assessed as Class I and no longer have heart failure symptoms that interfere with activities of daily living, while the sixth patient remained stable. Four of six patients demonstrated meaningful benefit in symptoms and quality of life, with KCCQ Clinical Summary Scores (KCCQ-CSS) improving by between 12 to 56 points from baseline, while the three evaluable Cohort 2 patients who received TN-201 at a dose of 6E13 vg/kg had improved KCCQ-CSS with a mean increase of 36 points. An improvement of 5 points or greater is considered clinically meaningful.

Functional capacity was also assessed by six-minute walk test (6MWT) and cardiopulmonary exercise testing (CPET) and improved by at least one of the two measures in three patients, with Cohort 2 patients showing greater benefit. Two patients from Cohort 2 and one Cohort 1 patient achieved meaningful improvements in 6MWT with changes from baseline ranging from 50- to 255-meters. An increase of 30 meters is considered clinically meaningful. Patient 4 from Cohort 2 also demonstrated clinically meaningful improvement in peak oxygen consumption (pVO2). CPET were not available as of the data cut off for the remaining Cohort 2 patients. Two patients from Cohort 1 experienced a decline in 6MWT, and no Cohort 1 patients saw improvements in CPET. Cohort 1 performance may be confounded by preexisting functional limitations and/or relatively longer duration and higher dose of immunosuppression.

TN-201 continued to be generally well tolerated across both MyPEAK-1 dose cohorts for the seven patients for whom safety data was reported. No dose-limiting toxicities were observed and all patients have tapered off immunosuppressive medicines. Adjustments to monitoring and immunosuppression during Cohort 1 resulted in faster tapers and lower cumulative corticosteroid doses in Cohort 2, despite the higher TN-201 dose. Results from serial cardiac biopsies taken at baseline or Week 8 and again post-dose or Week 52 showed that TN-201 DNA transduction and mRNA expression were robust, and MyBP-C levels increased by an average of 4% over time. Protein level changes were measured using liquid chromatography mass spectrometry (LCMS) normalized to myosin heavy chain (MYHC). As of the most recent assessment, MyBP-C levels were shown to increase in four of six patients, while variation in expression between individual biopsies is believed to have contributed to smaller differences in the remaining two patients. While additional follow-up is needed, the totality of results suggest that the higher dose of 6E13 vg/kg may result in equivalent or greater clinical benefit at an earlier timepoint post-dose.

We expect to present one-year Cohort 2 data and two-year Cohort 1 data from MyPEAK-1 in the fourth quarter of 2026. We are also engaging with regulatory authorities to obtain feedback on pivotal trial plans for TN-201 and plan to provide an update on progress in the fourth quarter of 2026.

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

The FDA has granted TN-201 Fast Track, Orphan Drug and Rare Pediatric Drug Designations. TN-201 has also been accepted into the agency’s Rare Disease Evidence Principles (RDEP) process for biallelic children with MYBPC3-associated HCM. TN-201 received orphan medicinal product designation from the European Commission (EC) and was granted PRIority MEdicine (PRIME) designation by the European Medicines Agency (EMA).

TN-401 is our AAV9-based gene therapy for the treatment of ARVC due to disease-causing variants in the PKP2 gene. ARVC, also known as arrhythmogenic cardiomyopathy or ACM, is a chronic, progressive disease characterized by frequent, severe, and potentially life-threatening ventricular arrhythmias. The disease is associated with adverse heart remodeling, fibrosis, cardiac dysfunction, significant impairment to patients’ overall quality of life, as well as an elevated risk of sudden cardiac death. PKP2 mutations are the most common genetic cause of ARVC and result in insufficient expression of a protein needed for proper functioning of the desmosomal complex that maintains physical connections and electrical signaling between heart muscle cells. TN-401 utilizes a recombinant AAV9 capsid and is designed to deliver a working PKP2 gene to heart muscle cells in order to produce plakophilin protein and potentially slow or even reverse the course of PKP2-associated ARVC following a single infusion.

RIDGETM-1 is our Phase 1b/2 multi-center, open-label clinical trial, designed to assess the safety, tolerability and efficacy of a one-time intravenous infusion of TN-401. We have completed enrollment in RIDGE-1 necessary to characterize dose response and inform dose selection for late-stage clinical trials, including three patients at the 3E13 vg/kg dose (Cohort 1), three at the 6E13 vg/kg dose (Cohort 2) and additional patients in the 6E13 vg/kg dose expansion cohort.

In May 2026, we presented interim data from the first six patients dosed in RIDGE-1 at the American Society of Gene and Cell Therapies 2026 Annual Meeting. Data reported included electrophysiology, biopsy and safety results 20-52 weeks post-dose following a single infusion of TN-401. As of the April 2026 data cut off, all patients have completed all assessments and remain on study.

Treatment with TN-401 resulted in dramatic improvements in electrical stability, as measured by premature ventricular contractions (PVCs) and non-sustained ventricular tachycardias (NSVTs). PVCs and NSVTs are each important prognosticators of more serious, potentially life-ending ventricular arrythmias and their frequency is utilized as an important component in calculating patient risk and the need for an implantable cardiac defibrillator (ICD). All six patients had PVC counts of greater than 500 per day at baseline and demonstrated meaningful reductions in arrhythmia burden with a mean reduction in average daily PVC count of 60% for Cohort 1 and 67% for Cohort 2. Two patients with a high rate of NSVTs at baseline experienced substantial decreases, apparent as early as Week 20. Patient 2 had an NSVT burden of 78 counts per 24-hours, which dropped to zero and remained stable at Week 52. At baseline, Patient 5 had an NSVT count of 43 per 24 hours, which dropped to 4 per 24 hours at Week 20. Four patients had low NSVT burden at baseline and remained low. Other measures of clinical response including ECG changes (QRS duration and T wave inversions), heart structure and function and NYHA class were in the normal range at baseline and/or remained stable during the post-dose follow-up period.

Post-dose biopsies provided evidence of robust transduction and TN-401-specific expression for the first five patients for whom data was available at the time of data cut off. Biopsy samples were collected from the right ventricular septum at Week 8 for the first four patients and at Week 22 for Patient 5, with results from a second post-dose biopsy at Week 52 available for Cohort 1 patients. Robust evidence of dose-dependent TN-401 DNA transduction and mRNA expression were apparent, while changes in PKP2 protein levels in heart muscle cells from baseline to the most recent timepoints ranged from -4% to +15% as measured by LCMS normalized to MYHC. Measurements of PKP2 protein levels were impacted by the varied composition of cardiac tissue in an ARVC heart.

TN-401 was well tolerated across both RIDGE-1 dose cohorts and no dose-limiting toxicities had occurred as of the April 2026 data cut off. The prophylactic immune suppression regimen of sirolimus and prednisone successfully managed immune responses and all patients discontinued immunosuppressive medicines. Adverse events associated with TN-401 treatment were asymptomatic and self-resolved or responded to treatment. There was no clinical thrombotic microangiopathy, no ventricular arrhythmias related to TN-401 and no other cardiotoxicities associated with TN-401.

We expect to present interim Cohort 2 results in the fourth quarter of the year. We are also engaging with regulators on late-stage pivotal trial planning for TN-401 and plan to provide an update on the status of our discussions in the fourth quarter of 2026.

In February 2025, we were awarded a Clinical Grant (Clin2) of $8.0 million from California Institute for Regenerative Medicine (CIRM), a state of California Agency that funds regenerative medicine, stem cell, and gene therapy research. Proceeds from the grant help fund clinical trial costs for our ongoing Phase 1b/2 RIDGE-1 clinical trial of TN-401 gene therapy. RIDGE-1 is being conducted at multiple clinical trial sites with ARVC expertise at leading cardiology centers in the U.S. and United Kingdom.

To support our development efforts for TN-401, we have initiated RIDGE, a global noninterventional natural history and seroprevalence study of nearly 200 patients with ARVC due to PKP2 gene mutations. RIDGE is believed to be the largest natural history study of adults with PKP2-associated ARVC. Interim data from RIDGE was presented at Heart Rhythm Society’s annual meeting in April 2025 and showed that patients with PKP2-associated ARVC experience a high burden of arrhythmias despite treatments with approved anti-arrhythmic medications including flecainide, beta blockers and surgical interventions such as ablation and ICD placement. Further, current treatments appeared to do little to halt or prevent progressive structural changes to the heart that occur as a result of PKP2 mutations. A large majority of adults with PKP2-associated ARVC would be eligible to participate in RIDGE-1 based on low levels of pre-existing antibodies to AAV9.

TN-401 has received Orphan Drug and Fast Track designation from the FDA. TN-401 has also received orphan medicinal product designation from the EC and was granted PRIME designation by the EMA.

Sufficient clinical drug supply for both TN-201 and TN-401 to support our ongoing clinical trials was produced in our Genetic Medicines Manufacturing Center (GMMC). In June 2026, we terminated the lease for the GMMC Facility, which we decommissioned in 2025 to reduce costs. Notwithstanding the closure of the GMMC Facility, we have retained our internal process and assay development know-how and plan to transfer our AAV manufacturing process to a contract development manufacturing organization with global capabilities in anticipation of future late-stage development and/or commercial launch of TN-201 and/or TN-401.

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

Extensive in vitro and in vivo studies in HFpEF disease models have also shown that TN-301 addresses diverse pathological processes with direct and systemic benefits in models of HFpEF. In comparative studies, selective HDAC6 inhibition as a single agent has been shown to have similar efficacy to empagliflozin, an SGLT2 inhibitor which is approved for the treatment of HFpEF and co-administration of our HDAC6 inhibition with a SGLT2 inhibitor demonstrated additive benefit. Taken together, these data support continued development of TN-301 as a potential treatment for patients with HFpEF and other severe diseases including those outside of cardiology in which inflammation, fibrosis and metabolic dysregulation may be implicated.

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

In engineered heart tissues derived from human DMD-induced iPSCs, TN-301 corrected calcium handling abnormalities, a key driver of DMD cardiomyopathy, including beat-to-beat fluctuations in calcium amplitude. In contrast, givinostat exacerbated calcium handling irregularities. In an experiment of DMD patient-derived iPSC cardiomyocytes designed to measure oxygen consumption and mitochondrial stress, both known contributors to DMD cardiomyopathy, TN-301 corrected basal and maximal respiration whereas givinostat worsened both measures. Taken together, these data support the potential advancement of TN-301 in DMD therapy, suggesting that HDAC6 inhibition may have benefits for both skeletal and cardiac muscle and reduced liabilities compared to pan-HDAC inhibitors.

We plan to advance TN-301 toward clinical trials in patients in order to generate proof-of-activity data, with HFpEF and DMD being among the most promising potential indications identified to date. We also intend to share additional details regarding TN-301 development plans in the fourth quarter of 2026, and to initiate at least one company-sponsored proof-of-activity Phase 2 clinical trial in the second half of 2027. Consistent with our strategy, we believe that TN-301’s late-stage development and commercialization in large indications would best be led by a strategic pharmaceutical partner with global resources to explore the full potential of the molecule.

The FDA granted both Orphan Drug and Rare Pediatric Drug Designations to TN-301 as a treatment for DMD.

In addition to our clinical-stage candidates, we have multiple early-stage programs using various therapeutic approaches, including gene addition, gene editing, gene silencing, and cellular regeneration to address other forms of rare and/or prevalent forms of heart disease. We do not have any products approved for sale and have not generated any product revenue to date.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025:

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,		$	%
(in thousands, except percentages)	2026	2025	Change	Change
Revenue
Collaboration revenue	$1,110	$—	$1,110	NM
Operating expenses:
Research and development	16,603	17,370	(767)	(4%)
General and administrative	5,406	6,712	(1,306)	(19%)
Impairment loss	21,821	—	21,821	NM
Loss on lease termination, net	1,368	—	1,368	NM
Total operating expenses	45,198	24,082	21,116	88%
Loss from operations	(44,088)	(24,082)	(20,006)	83%
Other income, net:
Interest income	697	815	(118)	(14%)
Other loss, net	(2)	(16)	14	(88%)
Total other income, net	695	799	(104)	(13%)
Net loss	$(43,393)	$(23,283)	$(20,110)	86%

NM - Not Meaningful

Collaboration Revenue

Collaboration revenue for the three months ended June 30, 2026 was $1.1 million, compared to none in the prior year period. The increase consisted of $0.7 million from the recognition of revenue associated with upfront fees and $0.4 million from reimbursements for research and development activities under collaboration arrangements entered into during the first quarter of 2026.

Research and Development Expenses

Research and development activities account for a significant portion of our operating expenses. Research and development expenses relate primarily to discovery and development of our research programs, product candidates and proprietary platform technology, and are recognized as incurred. Internal research and development costs include, among others, employee-related costs (including salaries, benefits and stock-based compensation for employees engaged in research and development functions), laboratory supplies, other non-capital equipment utilized for in-house research, and allocated overhead costs. External research and development expenses include, among others, fees paid to contract research organizations to execute preclinical studies and clinical trials on our behalf, and consulting fees. In connection with the closure of the GMMC Facility, our external research and development expenses may include fees paid to third-party contract development manufacturing organizations for future process development and manufacturing activities. We do not allocate our costs by research program, product candidate or proprietary platform technology, as a significant amount of research and development expenses represent internal costs, which are deployed across our programs, product candidates, proprietary platform technology, and other activities.

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

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended June 30,		$	%
(in thousands, except percentages)	2026	2025	Change	Change
Clinical	$5,202	$5,397	$(195)	(4%)
Research	3,820	4,182	(362)	(9%)
Manufacturing (pre-commercial)	3,852	4,077	(225)	(6%)
Other	3,729	3,714	15	0%
Total research and development expenses	$16,603	$17,370	$(767)	(4%)

Research and development expenses were $16.6 million and $17.4 million for the three months ended June 30, 2026 and 2025, respectively. The decrease of $0.8 million, or 4%, was primarily due to:

•
a $0.4 million decrease in research expenses, reflecting lower employee-related and lab service costs; and
•
a $0.2 million decrease in manufacturing costs reflecting lower facility maintenance fees and depreciation expense.

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

General and administrative expenses were $5.4 million and $6.7 million for the three months ended June 30, 2026 and 2025, respectively. The decrease of $1.3 million, or 19%, was primarily due to a $0.9 million decrease in stock-based compensation expense and lower professional fees.

Impairment Loss

During the three months ended June 30, 2026, we recognized an impairment loss of $21.8 million, primarily related to leasehold improvements and manufacturing equipment at our Union City manufacturing facility, following the decision to exit the facility. No impairment loss was recognized in the prior-year period.

Loss On Lease Termination, Net

During the three months ended June 30, 2026, we recognized a net loss on lease termination of $1.4 million in connection with the termination of the lease for our Union City manufacturing facility. The loss primarily reflected the forfeiture of the facility’s security deposit and a brokerage commission incurred in connection with the lease termination, partially offset by gains associated with the remeasurement of the operating lease right-of-use asset and lease liability and the derecognition of the related asset retirement obligation liability. No comparable loss was recognized in the prior-year periods.

Interest Income

Interest income primarily consists of interest earned on our cash and cash equivalents balances. In the prior-year period, interest income also included amounts earned on marketable securities. Interest income was $0.7 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively. The decrease of $0.1 million was primarily due to the absence of discount accretion on marketable securities in the current-year period.

Net Loss

Net loss for the three months ended June 30, 2026, was $43.4 million, compared to a net loss of $23.3 million for the three months ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025:

The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,		$	%
(in thousands, except percentages)	2026	2025	Change	Change
Revenue
Collaboration revenue	$1,335	$—	$1,335	NM
Operating expenses:
Research and development	31,447	38,446	(6,999)	(18%)
General and administrative	10,853	13,174	(2,321)	(18%)
Impairment loss	21,821	—	21,821	NM
Loss on lease termination, net	1,368	—	1,368	NM
Total operating expenses	65,489	51,620	13,869	27%
Loss from operations	(64,154)	(51,620)	(12,534)	24%
Other income, net:
Interest income	1,491	1,449	42	3%
Other (loss) income, net	(2)	24	(26)	NM
Total other income, net	1,489	1,473	16	1%
Net loss	$(62,665)	$(50,147)	$(12,518)	25%

NM - Not Meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Six Months Ended June 30,		$	%
(in thousands, except percentages)	2026	2025	Change	Change
Clinical	$10,578	$11,345	$(767)	(7%)
Manufacturing (pre-commercial)	7,317	9,524	(2,207)	(23%)
Research	6,778	10,102	(3,324)	(33%)
Other	6,774	7,475	(701)	(9%)
Total research and development expenses	$31,447	$38,446	$(6,999)	(18%)

Research and development expenses were $31.4 million and $38.4 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of $7.0 million, or 18%, was primarily due to:

•
a $3.3 million decrease in research expenses, reflecting lower employee-related costs driven by the workforce reduction implemented in March 2025 (the 2025 Workforce Reduction) and reduced lab supply and service costs; and
•
a decrease of $2.2 million in manufacturing costs reflecting lower employee-related costs driven by the 2025 Workforce Reduction and lower facility maintenance fees and depreciation expense.

General and Administrative

General and administrative expenses were $10.9 million and $13.2 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of $2.3 million, or 18%, was primarily due to a $1.6 million decrease in stock-based compensation expense, as well as lower professional fees and depreciation expense.

Impairment Loss

During the six months ended June 30, 2026, we recognized an impairment loss of $21.8 million, primarily related to leasehold improvements and manufacturing equipment at our Union City manufacturing facility, following the decision to exit the facility. No impairment loss was recognized in the prior-year period.

Loss On Lease Termination, Net

During the six months ended June 30, 2026, we recognized a net loss on lease termination of $1.4 million in connection with the termination of the lease for our Union City manufacturing facility. The loss primarily reflected the forfeiture of the facility’s security deposit and a brokerage commission incurred in connection with the lease termination, partially offset by gains associated with the remeasurement of the operating lease right-of-use asset and lease liability and the derecognition of the related asset retirement obligation liability. No comparable loss was recognized in the prior-year periods.

Interest Income

Interest income primarily consists of interest earned on our cash and cash equivalents balances. In the prior-year period, interest income also included amounts earned on marketable securities. Interest income was $1.5 million and $1.4 million for the six months ended June 30, 2026 and 2025, respectively, and remained relatively consistent between periods.

Net Loss

Net loss for the six months ended June 30, 2026, was $62.7 million, compared to a net loss of $50.1 million for the six months ended June 30, 2025.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated limited collaboration revenue and no product revenue, and we have incurred significant net losses and negative cash flows from operations. From our inception through June 30, 2026, we have funded our operations primarily from the sale and issuance of our equity securities. As of June 30, 2026, we had cash and cash equivalents of $78.1 million and an accumulated deficit of $667.7 million.

CIRM Grant

In February 2025, we announced we were awarded an $8.0 million grant from the CIRM to support RIDGE-1. The award is payable to us upon achievement of certain clinical milestones. We expect this grant to provide funding for a portion of our research and development activities, subject to the achievement of applicable milestones and compliance with the grant terms.

Loan Agreement

On August 6, 2024, we entered into a Loan Agreement with Silicon Valley Bank (SVB), which was subsequently amended on July 14, 2026. As of December 31, 2025, all of the term loan commitments expired under the Loan Agreement and no term loans were outstanding. The Loan Agreement provides that an additional loan of $20.0 million may be available at SVB’s discretion, subject to specified conditions.

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

•
establish relationships with contract development manufacturing organizations (CDMOs) to support commercial-scale manufacturing;
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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Net cash provided by (used in):
Operating activities	$(22,786)	$(38,725)
Investing activities	(170)	47,290
Financing activities	494	49,783
Net change in cash, cash equivalents and restricted cash	$(22,462)	$58,348

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $22.8 million, which consisted primarily of a net loss of $62.7 million, partially offset by $31.7 million in non-cash charges and a net change in operating assets and liabilities of $8.2 million. The change in net operating assets and liabilities was primarily due to an increase of contract liabilities of $9.7 million, partially offset by a decrease of in accounts payable and accrued expenses and other current liabilities of $1.5 million. Cash flows from operations are generally impacted by the timing of payments to vendors and vendor payment terms. The non-cash charges primarily consisted of loss on impairment of $21.8 million, stock-based compensation of $3.9 million and depreciation and amortization of $3.5 million.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $0.2 million, which consisted of purchases of property and equipment.

Net cash provided by investing activities for the six months ended June 30, 2025 was $47.3 million, which consisted primarily of proceeds from maturities of marketable securities of $36.9 million and sales of marketable securities of $11.0 million.

Financing Activities

Net cash provided in financing activities for the six months ended June 30, 2026 was approximately $0.5 million, which consisted primarily of proceeds from exercise of warrants, partially offset by payments of accrued offering costs.

Net cash provided by financing activities for the six months ended June 30, 2025 was $49.8 million, which primarily consisted of net proceeds of $48.8 million from our March 2025 follow-on offering.

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

Critical Accounting Policies and Estimates

A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to our critical accounting policies and estimates during the three months ended June 30, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception, have not generated any product revenue to date and have financed our operations principally through issuances of our stock. As of June 30, 2026, we had an accumulated deficit of $667.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs, manufacturing activities and from general and administrative costs associated with our operations. Our product candidates will require substantial additional development time and resources before we will be able to apply for regulatory approvals and, if approved, begin generating revenue from product sales. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of June 30, 2026, we had $78.1 million in cash and cash equivalents. We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our preclinical development programs, platforms, manufacturing activities, ongoing or planned clinical trials or future commercialization efforts.

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

As of the filing date of this periodic report, our Loan Agreement provides that a loan of $20.0 million may be available at SVB’s discretion, subject to specified conditions. We cannot assure you that any loans will be made available to us under our Loan Agreement. As security for our obligations under the Loan Agreement, we granted

SVB a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions. We intend to satisfy our future debt service obligations with our existing cash and cash equivalents. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our outstanding debt. Funds from external sources may not be available on acceptable terms, if at all.

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

We are developing novel therapies for the treatment of heart disease. As a result, there is uncertainty as to the safety profile of product candidates we may develop. Patients who received our product candidates have suffered and may continue to suffer adverse events, including serious adverse events or other side effects, including those not observed in our preclinical studies or previous clinical trials. Patients treated with our product candidates may also be undergoing other therapies or procedures which can cause side effects or adverse events that are unrelated to our product candidates but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials and other programs may result in deaths or other adverse medical events, either during the course of or after receiving our product candidates. These events may be due to one or more factors, including, without limitation, the underlying heart disease, other therapies or medications that such patients may be using, the drug product formulation of our product candidates, complications arising from protocol regimens, the method of delivery of our product candidates or other diseases the patients have. In some cases, it may not be clear if an adverse event is due to the product candidate, another therapy, the underlying disease, or another cause, and causality may be incorrectly attributed to the product candidate.

To the extent we supply any of our product candidates to independent third parties, such as investigator-initiated clinical studies or physicians who initiate and sponsor treatment protocols under expanded access, or compassionate use, outside of well-controlled studies, where we are not the sponsor and thus do not control the conduct of such treatment protocols or clinical studies, unexpected or serious adverse events, even if not directly related to our product candidate, or non-compliance by such third parties could have a material adverse effect on our clinical development plans, result in negative press, or raise questions regarding the safety profile or effectiveness of our product candidates. By supplying our product candidates for such limited uses outside of well-controlled studies sponsored or conducted by us could expose us to additional regulatory obligations and risks, including reporting obligations to the FDA and other regulatory authorities under expanded access regulations and exposure to potential product liability.

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

As product candidates progress through preclinical studies and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved, and generate revenue. Moreover, as a result of the closure of our GMMC Facility, we may be required to conduct additional studies to ensure comparability of TN-201 and TN-401, notify and submit additional filings to regulatory authorities, and obtain regulatory approval for any new facilities used to produce these gene therapy clinical product candidates, which approval may be delayed or never received. While the manufacturing process alone is complex, quality issues may also arise during drug product filling, labeling, packaging, storage, shipping and ongoing QC and testing activities.

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
•
the FDA, EMA or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of CDMOs and/or third-party manufacturers with which we contract for clinical and commercial supplies;

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

All of our clinical product candidates have been granted orphan drug designation by the FDA and/or the EC, and we may seek orphan drug designation for other product candidates in the U.S., Europe and other jurisdictions. Both TN-201 and TN-301 have also received rare pediatric disease designation from the FDA for MYBPC3-associated HCM and DMD, respectively. We may not be able to maintain orphan drug exclusivity for our product candidates and may not realize all the benefits of the orphan drug designation and the rare pediatric disease designation. Receiving these designations does not change FDA’s standards for regulatory approval of our product candidates and may not lead to faster regulatory review of any product candidate or increase the likelihood that any product candidate will receive marketing approval, if at all. We may seek orphan drug designation for other product candidates in the U.S., Europe and other jurisdictions, however, there can be no assurances that we will be able to obtain orphan drug designation for our other product candidates.

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

The pharmaceutical industry in the U.S. has also been significantly impacted by other major legislative initiatives. Under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. In June 2026, the CMS issued a proposed rule that would codify policies established in guidance documents for the Medicare Drug Price Negotiation Program for initial price applicability year 2029 and beyond. CMS plans to release guidance to implement policies related to the effectuation of the maximum fair pricing for the Medicare Drug Price Negotiation Program for 2028. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. In September and October 2025, the government announced the first agreements with two major pharmaceutical companies to bring American drug prices in line with the lowest paid by other developed nations, requiring the companies to offer medicines at a deep discount off the list price when selling directly to American patients. Such agreements and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increases generic and biosimilar drug entry sooner than expected, that can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges as well as future legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current administration on us and the pharmaceutical industry as a whole is unclear. Further, changes to the leadership of federal agencies under the current administration, as well as new policies, executive orders and actions, such as a freeze on hiring, return-to-office policy, and a freeze on implementing new regulations and on external communications, may impact normal operations of the FDA and other agencies or result in a material impact on our clinical development plans and timelines. The implementation of cost containment measures, including the prescription drug provisions under the IRA, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

We do not have long-term supply agreements, and we purchase our required drug product on a purchase order basis, which means that aside from any binding purchase orders we may have, our supplier could cease supplying to us or change the terms on which it is willing to continue supplying to us at any time. In particular, we decommissioned the GMMC Facility in 2025 to reduce costs. Although we have retained our internal process and assay development know-how and plan to transfer our AAV manufacturing process to a contract development manufacturing organization with global capabilities in anticipation of future late-stage development and/or commercial launch of TN-201 and/or TN-401, any delay, cGMP or quality issues, or difficulties in negotiating favorable terms with the contract manufacturing organization could result in a material adverse effect on our business operations and our clinical development plans. If we experience an unexpected loss of supply of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing preclinical studies or clinical trials. Furthermore, any decision by us to change a third-party manufacturer could result in delays in our manufacturing supply chain which could delay or otherwise impact development of our programs and result in increased costs.

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

The continued listing standards of the Nasdaq Global Select Market require, among other things, that the minimum price of a listed company’s stock be at or above $1.00. On January 28, 2026, we received a letter from the Staff of Nasdaq indicating that, based upon the closing bid price of shares of our common stock for the 30 consecutive business day period between December 12, 2025, through January 27, 2026, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq’s listing rules, we have been afforded 180 calendar days to regain compliance with the bid price requirement. In order to regain compliance, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days within the 180-day grace period. While we did not regain compliance by the end of the Compliance Period, we were eligible for additional time to regain compliance (the Second Compliance Period) pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(i) by transferring to the Nasdaq Capital Market. To qualify for the Second Compliance Period, we submitted a transfer application and paid an application fee. Our common stock was transferred to the Nasdaq Capital Market effective as of the opening of business on July 31, 2026 and continues to trade under the symbol “TNYA”. In addition, we are required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and provided written notice of its intention to cure the deficiency during the Second Compliance Period, by effecting a reverse stock split, if necessary. There can be no assurance that we will be able to regain or maintain compliance with the minimum bid price requirement or any other Nasdaq listing standards, if applicable.

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

As of June 30, 2026, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 22% of our common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger or other major corporate transactions. This concentration of ownership may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as a stockholder, entrench our management and board of directors or delay or prevent a merger, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. For example, we filed (i) on March 4, 2025, a prospectus supplement to our shelf registration statement on Form S-3 that became effective on August 10, 2022 that covered the offering, issuance and sale of 75,000,000 shares of our common stock, Series A Warrants to purchase 75,000,000 shares of our common stock, and Series B warrants to purchase 37,500,000 shares of our common stock, (ii) a new shelf registration statement on Form S-3 that became effective on March 31, 2025, which will allow us to undertake various equity and debt offerings up to $300.0 million (the 2025 Shelf Registration), and (iii) on December 12, 2025, a prospectus supplement to our 2025 Shelf Registration that covered the offering, issuance and sale of 50,000,000 shares of our common stock and warrants to purchase 50,000,000 shares of our common stock. As of June 30, 2026, Series B Warrants to purchase 10,211,250 shares of our common stock have been exercised, and the remaining Series B Warrants to purchase 27,288,750 shares of our common stock expired on June 30, 2026.

If the unexpired Series A Warrants and December 2025 Warrants are exercised and shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

(b)
Use of Proceeds from Public Offering of Common Stock

None.

(c)
Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Composite Amended and Restated Certificate of Incorporation of Tenaya Therapeutics, Inc., as amended	10-Q	001-40656	3.1	8-9-2023

3.2	Amended and Restated Bylaws of Tenaya Therapeutics, Inc.	8-K	001-40656	3.1	3-21-2023

10.1+	Amended and Restated 2021 Equity Incentive Plan	8-K	001-40656	10.1	5-29-2026

10.2+	Employment Letter between the Registrant and Eric Hyllengren	8-K	001-40656	10.1	6-29-2026

10.3+*	Outside Director Compensation Policy

10.4*	First Amendment to Loan and Security Agreement by and between Silicon Valley Bank, a division of First-Citizens Bank & Trust Company and Tenaya Therapeutics, Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.

+ Management contract, compensatory plan or agreement.

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

Tenaya Therapeutics, Inc.

Date: August 5, 2026	By:	/s/ Faraz Ali, M.B.A.
Faraz Ali, M.B.A.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Eric Hyllengren, M.B.A.
Eric Hyllengren, M.B.A.
Chief Financial Officer (Principal Financial and Accounting Officer)