Form 10-Q
period 2026-09-30
Tenaya Therapeutics, Inc.
filed 2026-11-04
CIK 1858848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 29, 2026, the registrant had 227,928,240 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, investors can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements about:

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TENAYA THERAPEUTICS, INC.

Condensed Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$66,797	$100,547
Accounts receivable	573	—
Prepaid expenses and other current assets	3,643	5,039
Total current assets	71,013	105,586
Property and equipment, net	1,136	27,672
Operating lease right-of-use assets	2,470	9,417
Other noncurrent assets	2,062	4,246
Total assets	$76,681	$146,921
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,660	$3,581
Accrued and other current liabilities	7,061	8,835
Contract liabilities, current	5,663	—
Operating lease liabilities, current	2,420	3,020
Total current liabilities	18,804	15,436
Contract liabilities, noncurrent	2,876	—
Operating lease liabilities, noncurrent	432	7,810
Other noncurrent liabilities	52	410
Total liabilities	22,164	23,656
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 200,000,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 227,928,240 and 216,760,283 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	22	21
Additional paid-in capital	741,106	728,252
Accumulated deficit	(686,611)	(605,008)
Total stockholders’ equity	54,517	123,265
Total liabilities and stockholders’ equity	$76,681	$146,921

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Collaboration revenue	$1,697	$—	$3,032	$—
Operating expenses:
Research and development	14,866	15,363	46,313	53,809
General and administrative	5,648	5,573	16,501	18,747
Impairment loss	666	—	22,487	—
Loss on lease termination, net	—	—	1,368	—
Loss on disposal of property and equipment	89	—	89	—
Total operating expenses	21,269	20,936	86,758	72,556
Loss from operations	(19,572)	(20,936)	(83,726)	(72,556)
Other income, net:
Interest income	635	658	2,126	2,107
Other (loss) income, net	(1)	3	(3)	27
Total other income, net	634	661	2,123	2,134
Net loss before income tax expense	(18,938)	(20,275)	(81,603)	(70,422)
Income tax expense	—	—	—	—
Net loss	(18,938)	(20,275)	(81,603)	(70,422)
Other comprehensive loss
Net unrealized gain (loss) on marketable securities	—	1	—	(28)
Comprehensive loss	$(18,938)	$(20,274)	$(81,603)	$(70,450)
Net loss per share, basic and diluted	$(0.08)	$(0.12)	$(0.37)	$(0.48)
Weighted-average shares used in computing net loss per share, basic and diluted	226,006,534	163,345,972	220,188,197	145,531,495

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2026	216,760,283	$21	$728,252	$—	$(605,008)	$123,265
Issuance of common stock upon vesting of restricted stock units	238,593	—	—	—	—	—
Stock-based compensation	—	—	2,196	—	—	2,196
Other comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	—	(19,272)	(19,272)
Balance as of March 31, 2026	216,998,876	$21	$730,448	$—	$(624,280)	$106,189
Issuance of common stock pursuant to employee stock purchase plan	74,780	—	43	—	—	43
Issuance of common stock upon exercise of warrants	6,955,000	1	4,868	—	—	4,869
Issuance of common stock upon vesting of restricted stock units	201,356	—	—	—	—	—
Stock-based compensation	—	—	1,701	—	—	1,701
Other comprehensive income	—	—	—	—	—	—
Net loss	—	—	—	—	(43,393)	(43,393)
Balance as of June 30, 2026	224,230,012	$22	$737,060	$—	$(667,673)	$69,409
Issuance of common stock upon vesting of restricted stock units	356,501	—	—	—	—	—
Issuance of common stock in connection with at-the market sales, net of issuance costs of $73	3,341,727	—	2,367	—	—	2,367
Stock-based compensation	—	—	1,679	—	—	1,679
Other comprehensive income	—	—	—	—	—	—
Net loss	—	—	—		(18,938)	(18,938)
Balance as of September 30, 2026	227,928,240	$22	$741,106	$—	$(686,611)	$54,517

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2025	86,542,340	$8	$607,229	$28	$(514,411)	$92,854
Issuance of common stock and warrants in follow-on offering, net of issuance costs of $3,699	75,000,000	8	48,793	—	—	48,801
Issuance of common stock upon vesting of restricted stock units	295,191	—	—	—	—	—
Issuance of common stock in connection with at-the market sales, net of issuance costs of $280	822,566	—	912	—	—	912
Stock-based compensation	—	—	3,731	—	—	3,731
Other comprehensive loss	—	—	—	(38)	—	(38)
Net loss	—	—	—		(26,864)	(26,864)
Balance as of March 31, 2025	162,660,097	$16	$660,665	$(10)	$(541,275)	$119,396
Issuance of common stock pursuant to employee stock purchase plan	119,998	—	70	—	—	70
Issuance of common stock upon vesting of restricted stock units	196,007	—	—	—	—	—
Stock-based compensation	—	—	3,636	—	—	3,636
Other comprehensive income	—	—	—	9	—	9
Net loss	—	—	—	—	(23,283)	(23,283)
Balance as of June 30, 2025	162,976,102	$16	$664,371	$(1)	$(564,558)	$99,828
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	260,933	—	24	—	—	24
Issuance of common stock upon exercise of warrants	507,500	—	356	—	—	356
Stock-based compensation	—	—	2,934	—	—	2,934
Other comprehensive income	—	—	—	1	—	1
Net loss	—	—	—	—	(20,275)	(20,275)
Balance as of September 30, 2025	163,744,535	$16	$667,685	$—	$(584,833)	$82,868

The accompanying notes are an integral part of these unaudited condensed financial statements.

TENAYA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(81,603)	$(70,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,855	6,609
Amortization (accretion) of premium (discount) on marketable securities	—	411
Stock-based compensation	5,576	10,301
Non-cash operating lease expense	1,820	1,833
Impairment loss	22,487	—
Other	1,235	293
Changes in operating assets and liabilities:
Accounts receivable	(388)	—
Prepaid expenses and other current assets	1,396	714
Other noncurrent assets	434	573
Accounts payable	286	(1,961)
Accrued and other current liabilities	(1,506)	(594)
Contract liabilities	8,539	—
Operating lease liabilities	(2,550)	(2,081)
Other noncurrent liabilities	(51)	—
Net cash used in operating activities	(40,470)	(54,324)
Cash flows from investing activities:
Purchases of property and equipment	(170)	(551)
Proceeds from sales of property and equipment	26	—
Proceeds from sales of marketable securities	—	10,958
Proceeds from maturities of marketable securities	—	45,743
Net cash (used) provided by investing activities	(144)	56,150
Cash flows from financing activities:
Proceeds from issuance of common stock, pre-funded warrants, and warrants in follow-on offering, net of issuance costs	—	48,801
Proceeds from exercise of stock options and employee stock purchase plan	43	94
Proceeds from exercise of warrants	4,869	356
Proceeds from at-the-market sales, net of issuance costs	2,367	912
Payment of accrued offering costs	(415)	—
Net cash provided by financing activities	6,864	50,163
Net change in cash, cash equivalents and restricted cash	(33,750)	51,989
Cash and cash equivalents and restricted cash at beginning of period	100,966	4,742
Cash and cash equivalents and restricted cash at end of period	$67,216	$56,731
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$66,797	$56,312
Restricted cash included in other noncurrent assets	419	419
Cash, cash equivalents and restricted cash	$67,216	$56,731
Supplemental disclosure of non-cash investing and financing activities:
Receivable from sale of property and equipment	$185	$—

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

Liquidity

The Company has incurred net losses since inception and expects such losses to continue in the future as it conducts research and development activities. As of September 30, 2026, the Company had an accumulated deficit of $686.6 million. The Company incurred a net loss of $81.6 million and $70.4 million during the nine months ended September 30, 2026 and 2025, respectively. The Company had $66.8 million of cash and cash equivalents as of September 30, 2026.

Management recognizes the need to raise additional capital to fully implement its business plan. The Company may seek to raise capital through equity financings, debt financings, license agreements, collaborative agreements or other sources of financing. Management believes that its existing cash and cash equivalents as of September 30, 2026, will be sufficient to fund the Company’s operations for at least the next twelve months following the date these financial statements are filed with the Securities and Exchange Commission (SEC).

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

The interim condensed balance sheet as of September 30, 2026, the interim condensed statements of operations and comprehensive loss, stockholders’ equity and cash flows for the nine months ended September 30, 2026 and 2025 are unaudited. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and reflect all adjustments that are necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The condensed results of operations for the nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed balance sheet as of December 31, 2025, included herein was derived from the audited financial statements as of that date. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the related notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 11, 2026.

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

Significant Accounting Policies

There have been no material revisions to the Company’s significant accounting policies described in Note 2, Summary of Significant Accounting Policies, to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, except for the accounts receivable, revenue recognition and contract liability policies related to the collaboration agreements entered into during the nine months ended September 30, 2026, as described below.

Accounts Receivable

The Company's accounts receivable relates to licensing and collaboration arrangements. These accounts receivable are short-term in nature. The Company estimates expected credit losses over the life of the financial assets as of the reporting date based on relevant information about past events, current conditions, and reasonable and supportable forecasts. For the nine months ended September 30, 2026 and 2025, the Company had no allowance for credit losses.

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

Milestone Payments

Contingent milestones at contract inception are estimated at the amount which is not probable of a material reversal and included in the transaction price using the most likely amount method. Milestone payments that are not within the Company's control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received and therefore the variable consideration is constrained. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each reporting period, the Company re-evaluates the probability of achieving development, regulatory or sales-based milestone payments that may not be subject to a material reversal and, if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license and other revenue, as well as earnings, in the period of adjustment.

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

The Company concluded that the license and research activities represent a single performance obligation that is satisfied over time. Revenue is recognized using a cost-to-cost input method, which measures progress based on costs incurred relative to total estimated costs under the research plan. For the three and nine months ended September 30, 2026, the Company recognized collaboration revenue of $1.5 million and $2.4 million, respectively, related to the upfront platform access fee and reimbursable research costs incurred during the respective periods.

The Company may also receive future milestone payments of up to an aggregate of $1.1 billion under the agreement. Development and regulatory milestones will be recognized when the underlying milestone event is achieved, and it becomes probable that a significant reversal of cumulative revenue recognized will not occur. Sales-based milestones will be recognized when the related sales occur. As of September 30, 2026, the Company is unable to predict or reasonably estimate the amount or timing of such milestone payments.

As of September 30, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligation under the collaboration agreement was approximately $8.5 million, which the Company expects to recognize over the remaining validation term of approximately 18 months. The transaction price allocated to the remaining performance obligation does not include variable consideration related to reimbursable research costs as they are contingent on actual qualifying costs incurred. Milestone payments were considered variable consideration and were also not included in the transaction price as they are fully constrained. The Company will reassess the transaction price at each reporting period as uncertainties are resolved.

The following table summarizes activity in the Company’s total contract liabilities for the three and nine months ended September 30, 2026. Additions to contract liabilities included $0.6 million of upfront payments from an additional immaterial collaboration arrangement.

Contract Liabilities
(In thousands)
Balance as of December 31, 2025	$—
Addition	10,600
Less: revenue recognized from contract liabilities	(198)
Balance as of March 31, 2026	$10,402
Less: revenue recognized from contract liabilities	(739)
Balance as of June 30, 2026	$9,663
Less: revenue recognized from contract liabilities	(1,124)
Balance as of September 30, 2026	$8,539

4.
Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2026	2025
	(In thousands)
Laboratory equipment	$12,060	$19,014
Leasehold improvements	7,787	26,244
Computer equipment and software	1,293	1,893
Furniture and fixtures	519	902
Manufacturing equipment	—	19,485
Construction in progress	—	67
Total property and equipment	$21,659	$67,605
Less: accumulated depreciation and amortization	(20,523)	(39,933)
Total property and equipment, net	$1,136	$27,672

Depreciation and amortization expense for the three months ended September 30, 2026 and 2025 was $0.4 million and $1.9 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2026 and 2025 was $3.9 million and $6.6 million, respectively.

In connection with the early termination of the Union City lease for the Company's Genetic Medicine Manufacturing Center (the GMMC) (see Note 5, Commitments and Contingencies), the Company recorded an impairment loss of $21.8 million during the second quarter of 2026. The impairment loss primarily reflects the write-down to zero of leasehold improvements and certain manufacturing and laboratory equipment that, pursuant to the lease termination agreement, are required to remain at the GMMC and be surrendered to the landlord without consideration.

During the third quarter of 2026, the Company committed to a plan to sell certain laboratory equipment previously expected to be retained for continued use or repurposing following the closure of the GMMC. Upon meeting the criteria for classification as held for sale, the Company measured the equipment at the lower of its carrying amount or fair value less costs to sell and recognized an impairment loss of $0.7 million during the three months ended September 30, 2026. The Company sold substantially all of this equipment through an auction and separate sales arrangements and recognized a net loss on disposal of property and equipment of $0.1 million, which also included losses from the retirement of certain equipment. The impairment charges and net loss on disposal are presented separately within operating expenses in the accompanying condensed statements of operations and comprehensive loss.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	September 30,	December 31,
	2026	2025
	(In thousands)
Accrued compensation and related expenses	$3,991	$6,013
Accrued research and development expenses	2,524	1,651
Accrued professional services	341	718
Accrued taxes	45	277
Other current liabilities	160	176
Total accrued and other current liabilities	$7,061	$8,835

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2026	2025
	(In thousands)
Prepaid expenses	$3,458	$4,014
Other current assets	185	1,025
Total prepaid expenses and other current assets	$3,643	$5,039

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

In February 2021, the Company entered into a lease agreement for office and manufacturing space in Union City, California. The lease commenced in May 2021 and has a ten-year term with one five-year renewal option. On June 29, 2026, the Company entered into a lease termination agreement with the landlord. Pursuant to the agreement, the lease terminated on August 31, 2026, instead of its original expiration in July 2031. The Company is not required to remove tenant improvements or restore the premises and may surrender the facility in its existing condition. As consideration for the lease termination, the Company agreed to forfeit its $1.8 million security deposit and pay a one-time lease termination fee of $0.3 million. The Company accounted for the termination agreement as a lease modification under ASC 842 and remeasured the related operating lease liability and right-of-use asset during the second quarter of 2026. As a result of the lease modification, the Company recognized a net loss on lease termination of $1.4 million during the nine months ended September 30, 2026, consisting of the security deposit forfeiture and a brokerage commission incurred in connection with the lease termination, partially offset by the gains recognized upon remeasurement of the operating lease liability and right-of-use asset and the derecognition of the asset retirement obligation liability.

Information related to operating lease activity during the three and nine months ended September 30, 2026 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Operating lease cost	$556	$889	$2,334	$2,667
Variable lease cost	357	410	1,042	1,043
Total lease cost	$913	$1,299	$3,376	$3,710

Cash paid for amounts included in the measurement of lease liabilities			$3,063	$2,914

As of September 30, 2026, the Company had one operating lease with a remaining lease term of 1.2 years and a discount rate of 7.8%. As of December 31, 2025, the Company’s operating leases had a weighted average remaining lease term of 4.1 years and a weighted average discount rate of 9.1%. Future minimum lease payments under the Company’s operating lease as of September 30, 2026 were as follows:

Amount
(In thousands)
2026 (three months remaining)	$628
2027	2,347
2028	—
2029	—
2030	—
Thereafter	—
Total undiscounted future minimum lease payments	$2,975
Imputed interest	(123)
Total operating lease liabilities	$2,852

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

Contingencies

From time to time, the Company may become involved in litigation and other legal actions. The Company estimates the range of liability related to any pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. The Company was not involved in any material litigation as of September 30, 2026.

Indemnification

In the normal course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amounts of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with its directors and certain officers that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of September 30, 2026, the Company did not have any material indemnification claims that were probable or reasonably possible and, consequently, has not recorded any related liabilities.

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

Total shares reserved and available for grant under the Inducement Plan as of September 30, 2026, were 848,800.

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

The repricing resulted in a total incremental stock-based compensation expense of $1.3 million, which was calculated using the Black-Scholes option pricing model, of which $1.0 million is associated with vested repriced options as of the Retention Date and were recognized on a straight-line basis over the Retention Period. The remaining $0.3 million of the incremental stock-based compensation expense is associated with unvested repriced options beyond the Retention Period and will be recognized on a straight-line basis over the remaining original vesting periods. For the nine months ended September 30, 2026 and 2025, the Company recognized an immaterial amount and $1.0 million, respectively, of incremental stock-based compensation expense.

2021 Equity Incentive Plan

Under the Company’s 2021 Equity Incentive Plan (the 2021 Plan), 4,000,000 shares of the Company’s common stock were initially reserved for issuance of equity awards to employees, directors, and consultants, under terms and provisions established by the Board. Prior to May 27, 2026, the number of shares of common stock available for issuance under the 2021 Plan automatically increased on the first day of January for a period of ten years, commencing on January 1, 2022, in an amount equal to the lesser of: 4,000,000 shares; 4% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding year; or such other amount as the board of directors may determine.

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

The total number of shares reserved and available for grant under the Restated 2021 Plan as of September 30, 2026 was 4,215,105.

Stock Option Activity

The following table summarizes stock option activity:

	Shares	Weighted Average Exercise Price
		(in dollars)
Outstanding as of December 31, 2025	12,050,796	$1.90
Granted	8,581,923	$0.81
Exercised	—	$—
Cancelled	(487,809)	$1.88
Outstanding as of September 30, 2026	20,144,910	$1.46

Stock option awards granted to employees generally vest over a four-year period. The contractual term of stock option awards is generally 10 years from the grant date.

Stock Option Valuation

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected term (in years)	6.0 – 6.1	6.1	5.5 – 6.1	5.5 – 6.1
Expected volatility	82% – 83%	90%	82% – 85%	87% – 91%
Risk-free interest rate	4.4% – 4.8%	3.7%	3.9% – 4.8%	3.7% – 4.5%
Expected dividend yield	—%	—%	—%	—%

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

	Shares	Weighted Average Grant Date Fair Value per Share
		(in dollars)
Unvested as of December 31, 2025	1,536,234	$2.39
Granted	2,162,667	$0.80
Vested	(796,450)	$2.30
Forfeited	(123,653)	$2.03
Unvested as of September 30, 2026	2,778,798	$1.20

2021 Employee Stock Purchase Plan

Under the Company's 2021 Employee Stock Purchase Plan (the ESPP), the Company initially reserved 800,000 shares for future issuance. The number of shares of common stock available for issuance under the ESPP automatically increases on the first day of each fiscal year for a period of ten years beginning with 2022 in an amount equal to the lesser of: 800,000 shares; 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding year; or such other amount as the Board may determine. As of September 30, 2026, 2,999,814 shares were reserved for future issuance under the ESPP. Under the Company’s ESPP, employees are generally eligible to participate and can purchase shares on each purchase date established semi-annually through payroll deductions at the lower of 85% of the fair market value of the Company’s stock at the commencement of the offering period or each purchase date of the offering period. Each offering period spans six months. The ESPP permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation, up to an annual limit of $25,000 per the Internal Revenue Service. For the nine months ended September 30, 2026 and 2025, the stock-based compensation expense for ESPP was not material.

Stock-Based Compensation

The following table summarizes stock-based compensation recognized in the Company’s condensed statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$768	$1,485	$2,853	$5,405
General and administrative	911	1,449	2,723	4,896
Total stock-based compensation	$1,679	$2,934	$5,576	$10,301

7.
Stockholders' Equity

Lender Warrant

On August 6, 2024, the Company entered into a Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank (SVB). In connection with the Loan Agreement, the Company issued to SVB a warrant which is exercisable for up to 73,649 shares of common stock at an exercise price of $2.55 per share (the Lender Warrant). The Lender Warrant was classified as equity and its fair value was recorded in the stockholders’ equity section of the balance sheet. The Lender Warrant expires on August 6, 2034. As of September 30, 2026, all borrowing commitments under the Loan Agreement had expired, and no term loans were outstanding.

“At-the-Market” Equity Offering

On August 10, 2022, the Company entered into a sales agreement (the Sales Agreement) with Leerink Partners LLC to establish an “at-the-market” (ATM) offering defined in Rule 415 under the Securities Act. Pursuant to the Sales Agreement, the Company is permitted to offer and sell, from time to time, shares of its common stock having a maximum aggregate offering price of up to $75.0 million. In January 2025, the Company sold 822,566 shares of common stock under the ATM offering for net proceeds of $0.9 million, after deducting commissions and offering costs of $0.3 million. During the third quarter of 2026, the Company sold 3,341,727 shares of common stock under the ATM offering for net proceeds of $2.4 million, after deducting commissions of $0.1 million. As of September 30, 2026, the Company may issue and sell up to approximately $67.4 million of common stock under the ATM offering.

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

On March 5, 2025, the Company completed an underwritten public offering of 75,000,000 units, priced at a public offering price of $0.70 per unit, with each unit consisting of one share of its common stock, a warrant to purchase one share of its common stock at an exercise price of $0.80 per share, which were immediately exercisable and expire five years from the date of issuance (a Series A Warrant) and a warrant to purchase one-half of a share of its common stock at an exercise price of $0.70 per share, which were immediately exercisable and expired on June 30, 2026 (a Series B Warrant), under its registration statement on Form S-3 (File No. 333-266741). The Company received net proceeds of approximately $48.8 million, after deducting underwriting discounts and commissions of approximately $3.2 million and other offering expenses of approximately $0.5 million. During the second quarter of 2026, certain holders exercised Series B Warrants to purchase 6,955,000 shares of common stock for an aggregate exercise price of $4.9 million. From issuance through their expiration on June 30, 2026, Series B Warrants to purchase 10,211,250 shares of our common stock were exercised, and the remaining Series B Warrants to purchase 27,288,750 shares of our common stock expired.

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

As of September 30, 2026, total shares of common stock reserved for issuance, on an as-if converted basis, are as follows:

September 30, 2026
Outstanding stock options and restricted stock units	22,923,708
Outstanding Lender Warrant	73,649
Outstanding Series A Warrants	74,987,500
Outstanding December 2025 Warrants	50,000,000
Shares available for further issuance under the 2024 Inducement Equity Incentive Plan	848,800
Shares available for further issuance under the 2021 Equity Incentive Plan	4,215,105
Shares available for further issuance under the 2021 Employee Stock Purchase Plan	2,999,814
Total	156,048,576

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

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy:

		September 30, 2026
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$63,071	$—	$—	$63,071
Total financial assets		$63,071	$—	$—	$63,071

		December 31, 2025
	Valuation Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
		(In thousands)
Assets:
Cash equivalents:
Money market funds	Level 1	$98,424	$—	$—	$98,424
Total financial assets		$98,424	$—	$—	$98,424

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

9.
Income Taxes

For the three and nine months ended September 30, 2026 and 2025, the Company did not record any income tax expense or benefit. The Company has recorded a full valuation allowance against its U.S. federal and state deferred tax assets as the Company believes it is more likely than not that the benefit will not be realized.

10.
Net Loss Per Share

Basic and diluted loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. The following potentially dilutive securities were not included in the calculation of diluted net loss per share as of the periods presented because the effect would have been anti-dilutive:

	September 30,
	2026	2025
Outstanding stock options and restricted stock units	22,923,708	13,986,181
Outstanding Lender Warrant	73,649	122,749
Outstanding Series A and Series B Warrants	74,987,500	111,992,500
Outstanding December 2025 Warrants	50,000,000	—
Total	147,984,857	126,101,430

11.
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

The following table provides information about the Company’s operating expenses by function and includes a reconciliation to net loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Collaboration revenue	$1,697	$—	$3,032	$—
Operating expenses:
Research and development
Clinical	6,174	4,065	16,752	15,410
Manufacturing (pre-commercial)	1,487	4,107	8,804	13,631
Research	5,034	3,579	11,812	13,681
Other	2,171	3,612	8,945	11,087
Total research and development	$14,866	$15,363	$46,313	$53,809
General and administrative	5,648	5,573	16,501	18,747
Impairment loss	666	—	22,487	—
Loss on lease termination, net	—	—	1,368	—
Loss on disposal of property and equipment	89	—	89	—
Total operating expenses	21,269	20,936	86,758	72,556
Loss from operations	(19,572)	(20,936)	(83,726)	(72,556)
Other income, net:
Interest income	635	658	2,126	2,107
Other (loss) income, net	(1)	3	(3)	27
Total other income, net	634	661	2,123	2,134
Net loss before income tax expense	(18,938)	(20,275)	(81,603)	(70,422)
Income tax expense	—	—	—	—
Net loss	$(18,938)	$(20,275)	$(81,603)	$(70,422)

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

For programs arising out of our modality agnostic drug discovery platform that address relatively rare conditions our strategy is to develop and commercialize at least some of these programs on our own, although we may selectively consider partnerships to access technology, accelerate our progress, or improve our global reach to patients. Where our discovery efforts lead to product candidates intended for relatively prevalent indications, our strategy is to out-license or partner such programs. Our core capabilities and expertise offer additional opportunities for collaboration. In March 2026, we entered into a multi-target research collaboration with Alnylam Pharmaceuticals, Inc. (Alnylam), to identify and validate novel gene targets for the potential treatment of cardiovascular disease in exchange for a $10 million upfront payment, reimbursement for research efforts and up to $1.1 billion in development and commercial milestones payments. Our genetic medicines manufacturing know-how provides the basis for licensing, collaboration, and/or other agreements with global contract development and manufacturing and/or life science reagent companies.

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

We expect to present one-year Cohort 2 data and two-year durability data for Cohort 1 from MyPEAK-1 by year end. We are also in ongoing discussions with regulatory authorities, with an additional interaction planned to explore late-stage pivotal trial plans for TN-201, and intend to provide an update by year end.

Despite advances in the treatment of the obstructive HCM in recent years with the approval of cardiac myosin inhibitors, there are no approved treatments for those with the non-obstructive form of disease and limited options for those diagnosed before the age of 18. Recognizing the urgent medical need among pediatric patients, we initiated MyClimb, a retrospective and prospective natural history study of pediatric patients to characterize the outcomes, burden of illness, risk factors, quality of life, and biomarkers associated with disease progression in pediatric patients. MyClimb complements existing disease registries focused primarily on adult patient HCM populations and may support and expedite the development of TN-201 in the pediatric patient population. MyClimb completed enrollment of more than 200 individuals and is believed to be the largest study of pediatric individuals with MYBPC3-associated HCM ever conducted. Initial data indicated that 93% of participants had the nonobstructive HCM phenotype, for which there are currently no approved treatment options and that genotype was a significant predictor of risk. The data also revealed that LVMI may serve as a surrogate marker for poor long-term outcomes and as an appropriate marker to evaluate the early effectiveness of TN-201’s potential in a future pivotal trial.

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

We expect to present interim data by year end, including one-year data for Cohort 2 and durability data for Cohort 1. We are also engaging with regulators and have upcoming meetings scheduled to discuss late-stage pivotal trial planning for TN-401. We plan to provide an update on the feedback received from our discussions by year end.

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

TN-401 has received Orphan Drug, Fast Track and Regenerative Medicine Advanced Therapy designation from the FDA. TN-401 has also received orphan medicinal product designation from the EC and was granted PRIME designation by the EMA.

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

We plan to advance TN-301 toward clinical trials in patients in order to generate proof-of-activity data, with HFpEF and DMD being among the most promising potential indications identified to date. We are currently conducting enabling toxicology work to support such advancement and plan to initiate at least one company-sponsored Phase 2 clinical trial in the second half of 2027. Consistent with our strategy, we believe that TN-301’s late-stage development and commercialization in large indications would best be led by a strategic pharmaceutical partner with global resources to explore the full potential of the molecule.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025:

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,		$	%
(in thousands, except percentages)	2026	2025	Change	Change
Revenue
Collaboration revenue	$1,697	$—	$1,697	NM
Operating expenses:
Research and development	14,866	15,363	(497)	(3%)
General and administrative	5,648	5,573	75	1%
Impairment loss	666	—	666	NM
Loss on disposal of property and equipment	89	—	89	NM
Total operating expenses	21,269	20,936	333	2%
Loss from operations	(19,572)	(20,936)	1,364	(7%)
Other income, net:
Interest income	635	658	(23)	(3%)
Other (loss) income, net	(1)	3	(4)	NM
Total other income, net	634	661	(27)	(4%)
Net loss	$(18,938)	$(20,275)	$1,337	(7%)

NM - Not Meaningful

Collaboration Revenue

Collaboration revenue for the three months ended September 30, 2026 was $1.7 million, compared to none in the prior year period. The increase consisted of $1.1 million from the recognition of revenue associated with upfront fees and $0.6 million from reimbursements for research and development activities under collaboration arrangements entered into during the first quarter of 2026.

Research and Development Expenses

Research and development activities account for a significant portion of our operating expenses. Research and development expenses relate primarily to discovery and development of our research programs, product candidates and proprietary platform technology, and are recognized as incurred. Internal research and development costs include, among others, employee-related costs (including salaries, benefits and stock-based compensation for employees engaged in research and development functions), laboratory supplies, other non-capital equipment utilized for in-house research, and allocated overhead costs. External research and development expenses include, among others, fees paid to contract research organizations to execute preclinical studies and clinical trials on our behalf, and consulting fees. In connection with the closure of our Genetic Medicines Manufacturing Center (GMMC), our external research and development expenses may include fees paid to third-party contract development manufacturing organizations (CDMOs) for future process development and manufacturing activities. We do not allocate our costs by research program, product candidate or proprietary platform technology, as a significant amount of research and development expenses represent internal costs, which are deployed across our programs, product candidates, proprietary platform technology, and other activities.

We expense all research and development costs in the periods in which they are incurred. Costs of certain research and development activities are recognized based on estimates derived from a number of factors, including an evaluation of the progress of the activities, as well as input from external service providers.

The process of conducting the necessary research to advance through the clinical stages and ultimately obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we cannot reasonably estimate or know the nature, timing or estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. The level of our research and development expenses over the next twelve months will be subject to operational decisions made following data generated from our MyPEAK-1 and RIDGE-1 clinical trials and our ability to achieve regulatory alignment on our pivotal trial plans for our TN-201 and TN-401 programs, as well as our Phase 2 development plans for TN-301.

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended September 30,		$	%
(in thousands, except percentages)	2026	2025	Change	Change
Clinical	$6,174	$4,065	$2,109	52%
Research	5,034	3,579	1,455	41%
Manufacturing (pre-commercial)	1,487	4,107	(2,620)	(64%)
Other	2,171	3,612	(1,441)	(40%)
Total research and development expenses	$14,866	$15,363	$(497)	(3%)

Research and development expenses were $14.9 million and $15.4 million for the three months ended September 30, 2026 and 2025, respectively. The decrease of $0.5 million, or 3%, was primarily due to:

•
a $2.6 million decrease in manufacturing costs, reflecting primarily reduced manufacturing-related expenses following the closure of our GMMC, including lower depreciation, facility-related and personnel costs; and
•
a $1.4 million decrease in other research and development costs, reflecting primarily lower stock-based compensation, consulting expenses and personnel-related costs, partially offset by
•
a $2.1 million increase in clinical costs, reflecting primarily higher clinical trial expenses associated with our TN-201 and TN-401 programs, as well as the impact of grant funding recognized as a reduction of clinical expenses in the prior-year period; and
•
a $1.5 million increase in research cost, reflecting primarily increased research and preclinical development activities associated with our TN-301 program.

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

We will continue to incur legal, accounting, insurance and other expenses in operating our business as a public company, including costs associated with regulatory and compliance activities. As with our research and development, the level of our general and administrative expenses over the next twelve months will be subject to operational decisions made following data generated from our MyPEAK-1 and RIDGE-1 clinical trials and our ability to achieve regulatory alignment on our pivotal trial plans for our TN-201 and TN-401 programs, as well as our Phase 2 development plans for TN-301.

General and administrative expenses remained relatively consistent at $5.6 million for the three months ended September 30, 2026 and 2025.

Impairment Loss

Impairment loss was $0.7 million for the three months ended September 30, 2026, compared to no impairment loss for the same period in 2025. The impairment loss was primarily related to the write-down of property and equipment classified as held for sale to its estimated fair value less costs to sell.

Interest Income

Interest income primarily consists of interest earned on our cash and cash equivalents balances. Interest income remained relatively consistent at $0.6 million and $0.7 million for the three months ended September 30, 2026 and 2025, respectively.

Net Loss

Net loss for the three months ended September 30, 2026, was $18.9 million, compared to a net loss of $20.3 million for the three months ended September 30, 2025.

Comparison of the Nine Months Ended September 30, 2026 and 2025:

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,		$	%
(in thousands, except percentages)	2026	2025	Change	Change
Revenue
Collaboration revenue	$3,032	$—	$3,032	NM
Operating expenses:
Research and development	46,313	53,809	(7,496)	(14%)
General and administrative	16,501	18,747	(2,246)	(12%)
Impairment loss	22,487	—	22,487	NM
Loss on lease termination, net	1,368	—	1,368	NM
Loss on disposal of property and equipment	89	—	89	NM
Total operating expenses	86,758	72,556	14,202	20%
Loss from operations	(83,726)	(72,556)	(11,170)	15%
Other income, net:
Interest income	2,126	2,107	19	1%
Other (loss) income, net	(3)	27	(30)	NM
Total other income, net	2,123	2,134	(11)	(1%)
Net loss	$(81,603)	$(70,422)	$(11,181)	16%

NM - Not Meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Nine Months Ended September 30,		$	%
(in thousands, except percentages)	2026	2025	Change	Change
Clinical	$16,752	$15,410	$1,342	9%
Manufacturing (pre-commercial)	8,804	13,631	(4,827)	(35%)
Research	11,812	13,681	(1,869)	(14%)
Other	8,945	11,087	(2,142)	(19%)
Total research and development expenses	$46,313	$53,809	$(7,496)	(14%)

Research and development expenses were $46.3 million and $53.8 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease of $7.5 million, or 14%, was primarily due to:

•
a decrease of $4.8 million in manufacturing costs, primarily reflecting lower depreciation and facility-related expenses associated with the closure of our GMMC, as well as lower employee-related costs resulting from the workforce reduction implemented in March 2025 (the 2025 Workforce Reduction);
•
a $2.1 million decrease in other research and development expenses, primarily reflecting lower stock-based compensation and employee-related costs; and
•
a $1.9 million decrease in research expenses, primarily reflecting lower employee-related costs resulting from the 2025 Workforce Reduction and reduced laboratory supplies as well as facility-related expenses, partially offset by
•
a $1.3 million increase in clinical cost, primarily reflecting increased clinical study expenses and the impact of grant funding recognized as a reduction of clinical expenses in the prior-year period, partially offset by lower clinical consulting and temporary labor costs.

General and Administrative

General and administrative expenses were $16.5 million and $18.7 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease of $2.2 million, or 12%, was primarily due to a $2.2 million decrease in stock-based compensation expense.

Impairment Loss

Impairment loss was $22.5 million for the nine months ended September 30, 2026, compared to no impairment loss for the same period in 2025. The impairment loss primarily related to the $21.8 million write-down of long-lived assets associated with the closure of our GMMC, as well as additional impairment charges on property and equipment classified as held for sale.

Loss On Lease Termination, Net

During the nine months ended September 30, 2026, we recognized a net loss on lease termination of $1.4 million in connection with the termination of the lease for our Union City manufacturing facility. The loss primarily reflected the forfeiture of the facility’s security deposit and a brokerage commission incurred in connection with the lease termination, partially offset by gains associated with the remeasurement of the operating lease right-of-use asset and lease liability and the derecognition of the related asset retirement obligation liability. No comparable loss was recognized in the prior-year periods.

Interest Income

Interest income primarily consists of interest earned on our cash and cash equivalents balances. Interest income remained relatively consistent at $2.1 million for each of the nine months ended September 30, 2026 and 2025.

Net Loss

Net loss for the nine months ended September 30, 2026, was $81.6 million, compared to a net loss of $70.4 million for the nine months ended September 30, 2025.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated limited collaboration revenue and no product revenue, and we have incurred significant net losses and negative cash flows from operations. From our inception through September 30, 2026, we have funded our operations primarily from the sale and issuance of our equity securities. As of September 30, 2026, we had cash and cash equivalents of $66.8 million and an accumulated deficit of $686.6 million.

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
•
establish relationships with CDMOs to support commercial-scale manufacturing;

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Net cash provided by (used in):
Operating activities	$(40,470)	$(54,324)
Investing activities	(144)	56,150
Financing activities	6,864	50,163
Net change in cash, cash equivalents and restricted cash	$(33,750)	$51,989

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $40.5 million, which consisted primarily of a net loss of $81.6 million, partially offset by $35.0 million in non-cash charges and a net change in operating assets and liabilities of $6.2 million. The change in net operating assets and liabilities was primarily due to an increase of contract liabilities of $8.5 million, partially offset by a decrease in operating lease liabilities of $2.6 million. Cash flows from operations are generally impacted by the timing of payments to vendors and vendor payment terms. The non-cash charges primarily consisted of loss on impairment of $22.5 million, stock-based compensation of $5.6 million and depreciation and amortization of $3.9 million.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 was $0.1 million, which consisted of purchases of property and equipment, partially offset by proceeds from sales of property and equipment.

Net cash provided by investing activities for the nine months ended September 30, 2025 was $56.2 million, which consisted primarily of proceeds from maturities of marketable securities of $45.7 million and sales of marketable securities of $11.0 million.

Financing Activities

Net cash provided in financing activities for the nine months ended September 30, 2026 was approximately $6.9 million, which consisted primarily of $4.9 million proceeds from exercise of warrants and $2.4 million net proceeds from at-the-market sales, partially offset by payments of accrued offering costs.

Net cash provided by financing activities for the nine months ended September 30, 2025 was $50.2 million, which primarily consisted of net proceeds from our March 2025 follow-on offering of $48.8 million.

Contractual Obligations and Other Commitments

Other than the early termination of the Union City lease in connection with the closure of our GMMC, as discussed in Note 5, Commitments and Contingencies, to our condensed financial statements, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have limited experience conducting clinical trials, have no products approved for commercial sale and have not generated any product revenue. We are developing therapies that address the underlying drivers of heart disease, which is an unproven and highly uncertain undertaking and involves a substantial degree of risk. Since our inception, we have devoted substantially all of our focus and financial resources to identifying and developing product candidates, conducting preclinical studies and clinical trials, developing our internal capabilities, acquiring technology, organizing and recruiting management and technical staff, business planning, establishing our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. We have not yet demonstrated our ability to successfully complete any late-stage clinical trials, obtain marketing approvals, manufacture a late stage clinical- or commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for investors to accurately predict our likelihood of success and viability than it would be if we had a longer operating history.

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

We have incurred significant net losses since our inception, have not generated any product revenue to date and have financed our operations principally through issuances of our stock. As of September 30, 2026, we had an accumulated deficit of $686.6 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs, manufacturing activities and from general and administrative costs associated with our operations. Our product candidates will require substantial additional development time and resources before we will be able to apply for regulatory approvals and, if approved, begin generating revenue from product sales. As a result, we expect that it will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

As of September 30, 2026, we had $66.8 million in cash and cash equivalents. We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our preclinical development programs, platforms, manufacturing activities, ongoing or planned clinical trials or future commercialization efforts.

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

Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and its ultimate outcome is uncertain. We cannot guarantee that any of our preclinical studies or clinical trials will be initiated, conducted or completed on schedule or as planned, or at all. Failure can occur at any stage of testing. Such failure may result from a multitude of factors, including, among other things, flaws in study design, dose selection issues, placebo effects, patient enrollment criteria, novel assay design and failure to demonstrate favorable safety or efficacy traits, which could delay or prevent the submission of an IND or clinical trial application, initiation of a clinical trial, receipt of marketing approval or our ability to commercialize our product candidates, or require us to suspend or terminate further development of our product candidates. Moreover, the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. For example, our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. As a result, we cannot assure you that any preclinical studies, clinical trials or post-marketing studies that we conduct will demonstrate consistent or adequate efficacy and safety to support marketing approval.

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

Due to the significant resources required for the development of product candidates, in particular our product candidates in clinical trials, we must decide which programs, product candidates and indications to pursue and advance the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular programs, product candidates or therapeutic areas may not lead to the development of any viable commercial product and may result in the diversion of resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain platforms, programs or product candidates may subsequently also prove to be less than optimal and could cause us to miss valuable opportunities. If we make incorrect assumptions and/or determinations regarding data emerging from our preclinical studies or clinical trials, the viability or market potential of any of our programs or product candidates or misread trends in the biotechnology industry, in particular in the field of cardiology, our business could be seriously harmed. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other programs, product candidates or other diseases that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to our platforms or product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

As product candidates progress through preclinical studies and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved, and generate revenue. Moreover, as a result of the closure of our GMMC, we may be required to conduct additional studies to ensure comparability of TN-201 and TN-401, notify and submit additional filings to regulatory authorities, and obtain regulatory approval for any new facilities used to produce these gene therapy clinical product candidates, which approval may be delayed or never received. While the manufacturing process alone is complex, quality issues may also arise during drug product filling, labeling, packaging, storage, shipping and ongoing QC and testing activities.

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

Further, the FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. It is unclear how our industry and our clinical programs will be impacted by policies, regulations and initiatives implemented under the current administration and FDA commissioner, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will operate under the current administration, which may delay or negatively impact our regulatory review processes with the FDA.

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

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates, if approved, and generate revenue. Furthermore, non-compliance by us or any future collaborator with regulatory requirements, including safety monitoring and with requirements related to the development of products for pediatric populations can also result in significant financial penalties.

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

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. Further, decreases in FDA staff and resources under the current administration could impact continuity of our interactions with the agency and increase delays in our correspondence and regulatory review processes.

The pharmaceutical industry in the U.S. has also been significantly impacted by other major legislative initiatives. Under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various stakeholders, including pharmaceutical companies and the

Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. In September and October 2025, the government announced the first agreements with two major pharmaceutical companies to bring American drug prices in line with the lowest paid by other developed nations, requiring the companies to offer medicines at a deep discount off the list price when selling directly to American patients. In January 2026, CMS launched the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model), which aims to ensure fair and reasonable drug prices for Medicaid through CMS-led negotiations with drug manufacturers. Under the GENEROUS Model, manufacturers will provide supplemental rebates to participating states for drugs included in the model to align Medicaid net prices with what certain other countries pay. The GENEROUS Model is voluntary for manufacturers and states. In October 2026, CMS published the Global Benchmark for Efficient Drug Pricing (GLOBE) Model Final Rule, which will implement a mandatory Medicare Part B five-year demonstration payment model that will require manufacturers of certain high-spend Part B drugs and biologicals to pay rebates to CMS tied to international drug prices for those products. The Final Rule added exclusions for orphan-only drugs, cellular and gene therapy products, and plasma-derived products, and delayed the start of the first performance year to April 1, 2027. CMS also noted that it intends to waive GLOBE’s mandatory participation requirements for manufacturers in any calendar quarter during which they are participating in the GENEROUS Model. The GLOBE Model final rule is subject of ongoing litigation, which can impact its implementation. These and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increases generic and biosimilar drug entry sooner than expected, that can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges as well as future legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current administration on us and the pharmaceutical industry as a whole is unclear. Further, changes to the leadership of federal agencies under the current administration, as well as new policies, executive orders and actions, such as a freeze on hiring, return-to-office policy, and a freeze on implementing new regulations and on external communications, may impact normal operations of the FDA and other agencies or result in a material impact on our clinical development plans and timelines. The implementation of cost containment measures, including the prescription drug provisions under the IRA, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, CDMOs, suppliers and vendors may engage in misconduct or other improper activities. Misconduct by these parties could include failures to comply with FDA regulations, provide accurate information to the FDA, comply with federal and state health care fraud and abuse laws and regulations, accurately report financial information or data or disclose unauthorized activities to us. In particular, research, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct and implemented a compliance program, but it is not always possible to identify and deter misconduct by these parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations.

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

As part of our business, we and our CROs, manufacturers, contractors (including sites performing our clinical trials), consultants and other third parties, collect, maintain and transmit sensitive data on our networks and systems, including our intellectual property and proprietary and confidential business information (such as research data and personal information). Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of our third-party CROs, manufacturers, contractors (including sites performing our clinical trials), consultants and other third parties, such systems are vulnerable to breakdown or other damage or interruption from, among other things, inadvertent or intentional actions by our employees, contractors, consultants, business partners, and other third parties and cyber-attacks and other hacking attempts by malicious third parties, which may disrupt or compromise our system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, dissemination of, or damage or unauthorized access to, our data or other data that we process or maintain or that is processed or maintained on our behalf, or other assets. Evolving technologies, including artificial intelligence (AI) technologies that facilitate the identification and exploitation of security vulnerabilities, may increase the risks of security breaches and incidents and the impacts of security breaches and incidents that occur. Although we have not observed material impacts of cyber-attacks on our operations and financial condition to date, we and our third-party service providers have frequently been the target of threats of this nature and we expect these threats and attacks to continue.

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

We use AI technologies in various aspects of our business operations, and the use of these technologies may not produce the anticipated benefits and could expose us to additional risks.

We utilize AI technologies in various aspects of our business operations, including drug discovery, clinical trial design, data analysis, and general and administrative functions. We expect that our use of AI technologies may increase as we continue to develop our product portfolio and advance our business. However, these technologies are rapidly evolving, and there can be no assurance that their use will improve the efficiency, accuracy or success of our research and development activities or business plans.

AI models depend on the quality, quantity and appropriateness of the data and methodologies used to develop, train and operate them, and their outputs may be inaccurate, incomplete, biased or otherwise unreliable. Results generated or assisted by AI models may not be reproducible or predictive of results obtained in preclinical studies, clinical trials or other development activities. If we rely on inaccurate or misleading outputs, we could make incorrect research or development decisions, spend resources on product candidates that ultimately prove unsuccessful, or fail to identify potentially promising product candidates.

Our use of external AI providers may require us to provide or permit access to proprietary data, confidential information or intellectual property. Although we seek to protect such information through contractual, technical, and other safeguards, these measures may not prevent unauthorized access, use, or disclosure. We may also be subject to disputes concerning ownership or rights in data, models, inventions or other intellectual property developed or generated through the use of AI technologies, and third-party AI technologies may incorporate data or intellectual property for which sufficient rights have not been obtained.

The legal and regulatory frameworks applicable to AI technologies are rapidly evolving in the US and other jurisdictions and may impose additional requirements relating to data protection, intellectual property, validation, transparency, cybersecurity or the use of AI in drug development. Compliance with new or evolving requirements could increase our costs, restrict our use of certain technologies or require changes to our research and development or general business practices. Any failure of AI technologies to perform as anticipated, loss or unauthorized disclosure of proprietary information, intellectual property disputes, cybersecurity incidents, or failure to comply with applicable legal or regulatory requirements could adversely affect our research and development activities, competitive position, business, financial condition and results of operations.

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

We do not have long-term supply agreements, and we purchase our required drug product on a purchase order basis, which means that aside from any binding purchase orders we may have, our supplier could cease supplying to us or change the terms on which it is willing to continue supplying to us at any time. In particular, we decommissioned the GMMC in 2025 to reduce costs. Although we have retained our internal process and assay development know-how and plan to transfer our AAV manufacturing process to a contract development manufacturing organization with global capabilities in anticipation of future late-stage development and/or commercial launch of TN-201 and/or TN-401, any delay, cGMP or quality issues, or difficulties in negotiating favorable terms with the contract manufacturing organization could result in a material adverse effect on our business operations and our clinical development plans. If we experience an unexpected loss of supply of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing preclinical studies or clinical trials. Furthermore, any decision by us to change a third-party manufacturer could result in delays in our manufacturing supply chain which could delay or otherwise impact development of our programs and result in increased costs.

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

The continued listing standards of the Nasdaq Global Select Market require, among other things, that the minimum price of a listed company’s stock be at or above $1.00. On January 28, 2026, we received a letter from the Staff of Nasdaq indicating that, based upon the closing bid price of shares of our common stock for the 30 consecutive business day period between December 12, 2025, through January 27, 2026, we did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq’s listing rules, we have been afforded 180 calendar days to regain compliance with the bid price requirement. In order to regain compliance, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days within the 180-day grace period. While we did not regain compliance by the end of the Compliance Period, we were eligible for additional time to regain compliance (the Second Compliance Period) pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(i) by transferring to the Nasdaq Capital Market. To qualify for the Second Compliance Period, we submitted a transfer application and paid an application fee. Our common stock was transferred to the Nasdaq Capital Market effective as of the opening of business on July 31, 2026 and continues to trade under the symbol “TNYA”. In addition, we are required to meet the continued listing requirement for the market value of our publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and provided written notice of our intention to cure the deficiency during the Second Compliance Period, by effecting a reverse stock split, if necessary. On October 23, 2026, we filed our definitive proxy statement relating to a special meeting of our stockholders to approve an amendment to our certificate of incorporation to effect, at the discretion of our board of directors, a reverse stock split. Even if we effect this reverse stock split, there can be no assurance that we will be able to regain or maintain compliance with the minimum bid price requirement or any other Nasdaq listing standards, if applicable.

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

As of September 30, 2026, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 27% of our common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents or approval of any merger or other major corporate transactions. This concentration of ownership may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as a stockholder, entrench our management and board of directors or delay or prevent a merger, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. For example, we filed (i) on March 4, 2025, a prospectus supplement to our shelf registration statement on Form S-3 that became effective on August 10, 2022 that covered the offering, issuance and sale of 75,000,000 shares of our common stock, Series A Warrants to purchase 75,000,000 shares of our common stock, and Series B warrants to purchase 37,500,000 shares of our common stock, (ii) a new shelf registration statement on Form S-3 that became effective on March 31, 2025, which will allow us to undertake various equity and debt offerings up to $300.0 million (the 2025 Shelf Registration), and (iii) on December 12, 2025, a prospectus supplement to our 2025 Shelf Registration that covered the offering, issuance and sale of 50,000,000 shares of our common stock and warrants to purchase 50,000,000 shares of our common stock. From issuance through their expiration on June 30, 2026, Series B Warrants to purchase 10,211,250 shares of our common stock were exercised, and the remaining Series B Warrants to purchase 27,288,750 shares of our common stock expired on June 30, 2026.

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

(b)
Use of Proceeds from Public Offering of Common Stock

None.

(c)
Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

Tenaya Therapeutics, Inc.

Date: November 4, 2026	By:	/s/ Faraz Ali, M.B.A.
Faraz Ali, M.B.A.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Eric Hyllengren, M.B.A.
Eric Hyllengren, M.B.A.
Chief Financial Officer (Principal Financial and Accounting Officer)